Form 10-Q
period 1995-03-31
RADVA CORP
filed 1995-11-14
CIK 792984

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                  --------------------------------------------

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  --------------------------------------------

           For Quarter Ended                         Commission File
           March 31, 1995                            Number  0-15464

                               RADVA CORPORATION

             (Exact name of registrant as specified in its charter)

       VIRGINIA                                        54-0715892

(State of Incorporation)                             (IRS Employer
                                                 Identification Number)


                               Drawer 2900 FSS
                           Radford, Virginia  24143

                   (Address of principal executive offices)

      Registrant's telephone number, including area code (703) 639-2458


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes         No   X
                                             -----      -----

At October 9, 1995, there were 3,742,060 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                          RADVA CORPORATION

                               INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1994 and March 31, 1995                3

          Statements of Operations, Three Months
          Ended March 31, 1994 and March 31, 1995             4

          Statements of Cash Flows, Three Months
          Ended March 31, 1994 and March 31, 1995             5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

                               RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                  March 31       December 31
              ASSETS                                1995             1994
                                                ------------     -----------
Current assets:
   Cash..................................       $        34      $      189
                                                ------------     -----------
   Accounts and notes receivable.........             1,541           1,966
   Less allowance for doubtful accounts..               290             275
                                                ------------     -----------
   Net receivables.......................             1,251           1,691
                                                ------------     -----------

  Inventories:
     Finished goods......................               528             443
     Work in process.....................               101              43
     Raw materials and supplies..........               307             260
     Machinery inventory.................               341             240
                                                ------------      ----------
     Total inventories...................             1,277             986
                                                ------------      ----------

   Prepaid expenses......................               117             119
   Other current assets..................                39              30
                                                ------------      ----------
         Total current assets............             2,718           3,015
                                                ------------      ----------

Property, plant & equipment, at cost.....             8,069           8,160
   Less accumulated depreciation.........             4,590           4,593
                                                ------------      ----------
         Net property, plant & equip.....             3,479           3,567
                                                ------------      ----------

Investment in RADOSLAV Joint Venture.....               336             336
Trademark rights.........................               349             367
Accounts receivable - noncurrent.........                58              58
Note receivable-noncurrent...............               484             488
Other assets.............................               496             487
                                                ------------      ----------
                                                $     7,920       $   8,318
                                                ============      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Cash overdraft........................       $        69        $      -
   Current installments of long-term debt               373             373
   Notes payable.........................             1,739           1,294
   Accounts payable......................             1,420           1,790
   Accrued expenses......................               521             483
   Income taxes payable..................                10              10
                                                ------------       ---------
          Total current liabilities......             4,132           3,950
                                                ------------       ---------

Long-term debt, excluding current
   installments..........................             1,415           2,011

Stockholders' equity:
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 3,742,060..........                37              37
   Additional paid-in capital............             4,176           4,176
   Retained earnings.....................            (1,840)         (1,856)
                                                 -----------       ---------
            Total stockholders' equity...             2,373           2,357
                                                 -----------       ---------
                                                 $    7,920        $  8,318
                                                 ===========       =========

See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Operations
                          Three Months Ended March 31
                     (In Thousands, except per share data)


                                                      1995            1994
                                                      ----            ----
Net Revenues:
   Manufacturing net revenues.........             $ 2,562          $ 2,269
   Licensing & machinery sales........                 179                -
                                                   --------        --------
   Net revenues.......................               2,741            2,269
                                                   --------        --------
Cost and expenses:
   Cost of sales......................               1,981            1,799
   Shipping and selling...............                 290              277
   General and administrative.........                 372              292
   Research and development...........                  11                1
                                                   --------         --------
                                                     2,654            2,369
                                                   --------         --------
   Operating income (loss)............                  87             (100)
                                                   --------         --------
Other income (deductions):
   Interest expense...................                 (77)             (63)
   Revenue from the discounted
     satisfaction of notes payable....                   -              229
   Other..............................                   6                5
                                                    -------         --------
                                                       (71)             171
                                                    -------         --------
Earnings before income taxes..........                  16               71
Income tax expense....................                   -               -
                                                   --------         --------
Net earning (loss)....................             $    16          $    71
                                                   ========         ========
Earnings (loss) per common share......             $   .00          $   .02
                                                   ========         ========




See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Cash Flows
                            Quarters Ended March 31
                                 (In Thousands)

                                                          1995          1994
                                                          ----          ----
Cash flows from operating activities:
   Net income.....................................     $   16        $    71
   Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation...................................         96            101
   Amortization...................................         20             20
     Change in assets and liabilities:
        (Gain) or loss on sale of equipment ......       (142)             -
        Decrease (Increase) in net receivables....        440           ( 63)
        Decrease (Increase) in inventories........       (291)          (257)
        Decrease (Increase) in prepaid expenses...          2              6
        Increase in other current assets..........         (9)           (21)
        Decrease (Increase) in other assets.......         (7)           (10)
        Increase (Decrease) in cash overdrafts ...         69              -
        Increase (Decrease) in accounts payable...       (370)           (16)
        Increase (Decrease) in accrued expenses...         38             52
        Increase in deferred revenue..............          -            213
                                                       --------       -------
          Total adjustments.......................       (154)            25
                                                       --------       -------
           Net cash from operating activities.....       (138)            96
                                                       --------       -------
Cash flows from investing activities:
   Proceeds from sale of equipment................        179              -
   Capital expenditures for equipment and other
      long-term assets............................        (45)           (30)
                                                       --------       -------
            Net cash from investing activities....        134            (30)
                                                       --------       -------
Cash flows from financing activities:
   Proceeds from notes payable....................          -            513
   Principal payments under notes payable.........        (54)           (14)
   Proceeds from long-term debt...................          -              -
   Principal payments under long-term debt........        (97)          (570)
                                                       --------       -------
            Net cash from financing activities....       (151)           (71)
                                                       --------       -------
Net increase (decrease) in cash...................       (155)            (5)
Cash at January 1.................................        189              7
                                                       --------       -------
Cash at March 31..................................     $   34         $    2
                                                       ========       =======


See accompanying notes to financial statements.

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 March 31, 1995

(1)  General
     -------
   The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2)  Property, Plant and Equipment
     -----------------------------

  A summary of property, plant and equipment follows:

  Land and improvements.............................         $  295,904
  Buildings and improvements........................          2,809,121
  Machinery and equipment...........................          4,114,080
  Transportation equipment..........................            425,551
  Office equipment..................................            424,696
                                                             ----------
                                                             $8,069,352
                                                             ==========


(3)  Accrued Expenses
     ----------------

  Accrued expenses are comprised of the following:

  Payroll and employment benefits...................         $  245,196
  Interest..........................................             56,951
  Other.............................................            218,802
                                                             ----------
                                                             $  520,949
                                                             ==========


(4)  Notes Payable
     -------------

  Demand note, collateralized by certain
  accounts receivable and inventory.
  Interest at prime plus 4%.........................        $ 1,227,203

     Unsecured demand note payable..................            500,000
     Unsecured notes payable to stockholder.........             12,107
                                                            -----------
                                                            $ 1,739,310
                                                            ===========

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 March 31, 1995
(5)  Long-term Debt
     --------------

     A summary of long-term debt follows:

     Installment note payable to stockholders due in
     monthly installments of $10,000, plus interest at
     prime plus one half percent.                                   $  210,000

     Installment notes payable to stockholder, due in
     monthly installments of $4,588, including interest
     at 7%, collateralized by a deed of trust on
     Portsmouth, Virginia real estate.                                 260,009

     Installment notes payable in aggregate monthly installments of $9,757, including interest, with various maturities
     until May 1997; collateralized by equipment.  Interest rates
     ranging from 7.25% to 12.50%.                                     125,011

     Installment note payable to bank, due in monthly
     installments of $5,300, including interest at
     8.75% with a final balloon payment in July 1994.                  253,182

     Installment note payable to bank, due in monthly installments
     of 31,225 Austrian shillings, including interest at 12%            16,834

     Installment note payable due in monthly installments of
     $279, including interest at 8.125% with a final balloon
     payment in August 1998, collateralized by a deed of trust
     on certain real estate.                                            31,886

       Installment note payable, due in monthly installments of
       $1,250, plus interest at prime plus 2%, unsecured.               11,250

       Installment note payable to bank, due in monthly
       installments of $941, including interest at 9%,
       collateralized by a deed of trust on real estate.                86,576

       Industrial Development Authority of the City of
       Radford, Virginia, due in monthly installments of
       $8,592, including interest at 7.75%, collateralized
       by a deed of trust on real estate at 609 Rock Road,
       Radford Virginia                                                720,309

       Industrial Development Authority of the City of
       Radford, Virginia, due in monthly installments of
       $674, including interest at 7%, collateralized by
       a second deed of trust on real estate at 609 Rock
       Road, Radford, Virginia                                          72,820
                                                                    ----------
          Total long-term debt                                      $1,787,877
     Less current installments of long-term debt                       372,876
                                                                    ----------
     Long-term debt, excluding current installments                 $1,415,001
                                                                    ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings were down $55,000 for the quarter ended March 31, 1995 compared to the quarter ended March 31, 1994. The primary cause of this reduction in earnings was the recording of $229,000 in earnings from a negotiated payoff of notes payable in the first quarter of 1994 without comparable income in the first quarter of 1995. However, the Company's Shape Molding Division, whose primary products are packaging materials, recorded increased earnings of $216,000, while licensing and machinery sales also recorded increased earnings of $133,000. The Company's Thermastructure Panel and Door Core Divisions recorded decreased earnings of $129,000, which was primarily attributable to losses in the Door Core Division.

Manufacturing net revenues increased $293,000, from $2,269,000 in the quarter ended March 31, 1995 compared to $2,562,000 in the quarter ended March 31, 1994. This was almost entirely a result of increased sales in the Company's Shape Molding Division.

Cost of sales, as a percent of manufacturing net revenues, decreased 2.0%, from 79.3% for the quarter ended March 31, 1994 to 77.3% for the quarter ended March 31, 1995. This was primarily the result of reduced labor, utility and supply costs within the Shape Molding Division only partly offset by increased cost of materials.

Shipping and selling expenses were up only moderately, $13,000, attributable to increased sales. However, general and administrative expenses were up $80,000. While many different general and administrative cost categories increased, some of the larger increases were: salaries allocated to the License and Machinery Division, $23,000; bank charges, $13,000; and corporate travel, $10,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of $1,414,000 at March 31, 1995. The Company earned net profits of $524,000, $93,000, $514,000, and $223,000 in
1994, 1993, 1992, and 1991, respectively. The Company is working to improve manufacturing efficiencies and is pursuing various options, such as alternative sources of financing and sales of licenses and distributorship fees. The Company is also working on a refinancing package, which, if successful, will significantly reduce the working capital deficiency.

The Company owns a 31% interest in a joint venture in Russia which calls for a distribution of profits in hard currency when available. However, should hard currency not be available, profit distributions will be effected through commodity transfers and bartering arrangements. These arrangements may be facilitated by a regional commodity exchange in Russia with which Radva Corporation is affiliated.

The Company has a revolving credit arrangement under which it could borrow an amount not to exceed the lower of $1,230,000 or the aggregate of $650,000 and 75% of qualified accounts receivable. The amount available to the Company under this line of credit was $2,797 at March 31, 1995.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          See item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1994.

Item 2.   Changes in Securities
          ---------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------
          Not applicable.

Item 5.   Other Information
          -----------------
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          Not applicable.

          Pursuant to the requirements of the Securities Exchange Act of 1934,this form 10-Q has been signed on behalf of the Registrant by its Assistant Secretary/Treasurer who is authorized to sign on behalf of the Registrant.

                                           RADVA CORPORATION


                                           /s/ WILLIAM F. FRY
                                           -------------------------
                                           William F. Fry
                                           Assistant Secretary/Treasurer



October 30, 1995