Form 10-Q
period 1995-06-30
RADVA CORP
filed 1995-11-14
CIK 792984

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                  --------------------------------------------

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  --------------------------------------------

          For Quarter Ended                         Commission File
          June 30, 1995                             Number  0-15464

                               RADVA CORPORATION

             (Exact name of registrant as specified in its charter)

        VIRGINIA                                       54-0715892

(State of Incorporation)                             (IRS Employer
                                                Identification Number)


                                Drawer 2900 FSS
                            Radford, Virginia  24143

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

At November 7, 1995, there were 3,742,060 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                           RADVA CORPORATION


                                 INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1994 and June 30, 1995                 3

          Statements of Operations, Three Months
          and Six Months Ended June 30, 1994 and
          June 30, 1995                                       4

          Statements of Cash Flows, Six Months
          Ended June 30, 1994 and June 30, 1995               5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8-9



PART II.  OTHER INFORMATION                                  10

                               RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                  June 30        December 31
              ASSETS                                1995             1994
                                                ------------     -----------
Current assets:
   Cash..................................       $        18      $      189
                                                ------------     -----------
   Accounts and notes receivable.........             1,665           1,966
   Less allowance for doubtful accounts..               305             275
                                                ------------     -----------
   Net receivables.......................             1,360           1,691
                                                ------------     -----------

  Inventories:
     Finished goods......................               448             443
     Work in process.....................                73              43
     Raw materials and supplies..........               248             260
     Machinery inventory.................               446             240
                                                ------------      ----------
     Total inventories...................             1,215             986
                                                ------------      ----------

   Prepaid expenses......................                75             119
   Other current assets..................                39              30
                                                ------------      ----------
         Total current assets............             2,707           3,015
                                                ------------      ----------

Property, plant & equipment, at cost.....             8,109           8,160
   Less accumulated depreciation.........             4,686           4,593
                                                ------------      ----------
         Net property, plant & equip.....             3,423           3,567
                                                ------------      ----------

Investment in RADOSLAV Joint Venture.....               336             336
Trademark rights.........................               331             367
Accounts receivable - noncurrent.........                58              58
Note receivable-noncurrent...............               485             488
Other assets.............................               499             487
                                                ------------      ----------
                                                $     7,839       $   8,318
                                                ============      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Cash overdraft........................       $        65       $       -
   Current installments of long-term debt               373             373
   Notes payable.........................             1,814           1,294
   Accounts payable......................             1,509           1,790
   Accrued expenses......................               586             483
   Income taxes payable..................                10              10
                                                ------------      ----------
          Total current liabilities......             4,357           3,950
                                                ------------      ----------

Long-term debt, excluding current
   installments..........................             1,346           2,011

Stockholders' equity:
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 3,742,060..........                37              37
   Additional paid-in capital............             4,176           4,176
   Retained earnings.....................            (2,077)         (1,856)
                                                 -----------      ----------
            Total stockholders' equity...             2,136           2,357
                                                 -----------      ----------
                                                 $    7,839       $   8,318
                                                 ===========      ==========

See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Operations
                   Three Months and Six Months Ended June 30
                     (In Thousands, except per share data)



                                             Three Months Ended                Six Months Ended
                                                   June 30                          June 30
                                             ------------------                ----------------

                                               1995             1994           1995           1994
                                               ----             ----           ----           ----
Net Revenues:
   Manufacturing net revenues ......          $2,220           $2,569         $4,782         $4,838
   Licensing & machinery sales .....             100                -            279              -
                                              ------           ------         ------         ------
   Net revenues ....................           2,320            2,569          5,061          4,838
                                              ------           ------         ------         ------

Cost and expenses:
   Cost of sales ...................           1,921            1,905          3,902          3,704
   Shipping and selling.............             216              277            506            554
   General and administrative ......             354              341            726            633
   Research and development.........              11                1             22              2
                                              ------           ------         ------         ------
                                               2,502            2,524          5,156          4,893
                                              ------           ------         ------         ------
   Operating income ................            (182)              45            (95)           (55)
                                              ------           ------         ------         ------

Other income (deductions):
   Interest expense.................             (72)             (69)          (149)          (132)
   Revenue from the discounted
     satisfaction of notes payable .               -                -              -            229
   Other............................              17               11             23             16
                                              ------           ------         ------         ------
                                                 (55)             (58)          (126)           113
                                              ------           ------         ------         ------

Earnings before income taxes........            (237)            ( 13)          (221)            58
Income tax expense..................               -                -              -              -
                                              ------           ------         ------         ------
Net earning (loss)..................            (237)             (13)          (221)            58
                                              ======           ======         ======         ======
Earnings (loss) per common share ...            (.06)             .00           (.06)           .02
                                              ======           ======         ======         ======





See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Cash Flows
                            Six Months Ended June 30
                                 (In Thousands)

                                                           1995             1994
                                                          -----            -----
Cash flows from operating activities:
   Net income....................................         $(221)           $  58
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation...............................           192              202
      Amortization...............................            40               40
      Loss (Gain) on sale of equipment...........          (142)               -
    Change in assets and liabilities:
       Decrease (Increase) in net receivables....           331               (3)
       Decrease (Increase) in inventories........          (229)            (427)
       Decrease (Increase) in prepaid expenses...            44                8
       Increase in prepaid construction costs....             -             (268)
       Increase in other current assets..........            (9)             (26)
       Decrease (Increase) in other assets.......           (16)             (26)
       Increase (Decrease) in cash overdraft.....            65              (53)
       Increase (Decrease) in accounts payable...          (281)              63
       Increase (Decrease) in accrued expenses...           103              157
       Increase (Decrease) in deferred revenue...             -              213
                                                          ------           ------
         Total adjustments.......................            98             (120)
                                                          ------           ------
         Net cash from operating activities......          (123)            ( 62)
                                                          ------           ------

Cash flows from investing activities:
   Proceeds from payments on notes receivable....             3                -
   Proceeds from sale of equipment...............           179                -
   Capital expenditures for equipment and other
     long-term assets............................           (85)            (619)
                                                          ------           ------
         Net cash from investing activities......            97             (619)
                                                          ------           ------
Cash flows from financing activities:
   Proceeds from notes payable...................           105              580
   Principal payments under notes payable........           (85)             (68)
   Proceeds from long-term debt..................             -              815
   Principal payments under long-term debt.......          (165)            (628)
                                                          ------           ------
         Net cash from financing activities......          (145)             699
                                                          ------           ------

Net increase (decrease) in cash..................          (171)              18

Cash at January 1................................           189                7
                                                          ------           ------
Cash at June 30..................................         $  18            $  25
                                                          ======           ======


See accompanying notes to financial statements.

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 June 30, 1995



(1)  General
     -------

The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.



(2)  Property, Plant and Equipment
     -----------------------------

         A summary of property, plant and equipment follows:

         Land and improvements.............................        $  295,904
         Buildings and improvements........................         2,819,098
         Machinery and equipment...........................         4,141,459
         Transportation equipment..........................           425,551
         Office equipment..................................           427,084
                                                                   ----------
                                                                   $8,109,096
                                                                   ==========


(3)  Accrued Expenses
     ----------------

         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $ 234,336
         Interest..........................................            46,952
         Other.............................................           304,955
                                                                    ---------
                                                                    $ 586,243
                                                                    =========


(4)  Notes Payable
     -------------

         Demand note, collateralized by certain
         accounts receivable and inventory
     Interest at prime plus 4%.........................           $ 1,198,076

     Unsecured demand note payable.....................               500,000
     Unsecured notes payable to stockholder............               115,996
                                                                  -----------
                                                                  $ 1,814,072
                                                                  ===========

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 June 30, 1995


(5)  Long-term Debt
     --------------

     A summary of long-term debt follows:

     Installment note payable to stockholders due in
     monthly installments of $10,000, plus interest at
     prime plus one half percent.                                    $  180,000

     Installment notes payable to stockholder, due in
     monthly installments of $4,588, including interest
     at 7%, collateralized by a deed of trust on
     Portsmouth, Virginia real estate.                                  260,009

     Installment notes payable in aggregate monthly installments of $9,757, including interest, with various maturities
     until May 1997; collateralized by equipment.  Interest rates
     ranging from 7.25% to 12.50%.                                      108,956

     Installment note payable to bank, due in monthly
     installments of $5,300, including interest at
     8.75%.                                                             243,751

     Installment note payable to bank, due in monthly installments
     of 31,225 Austrian shillings, including interest at 12%             16,834

     Installment note payable due in monthly installments of
     $279, including interest at 8.125% with a final balloon
     payment in August 1998, collateralized by a deed of trust
     on certain real estate.                                             31,696

         Installment note payable, due in monthly installments of
         $1,250, plus interest at prime plus 2%, unsecured.              11,250

         Installment note payable to bank, due in monthly
         installments of $941, including interest at 9%,
         collateralized by a deed of trust on real estate.               86,031

         Industrial Development Authority of the City of
         Radford, Virginia, due in monthly installments of
         $8,592, including interest at 7.75%, collateralized
         by a deed of trust on real estate at 609 Rock Road,
         Radford Virginia                                               708,187

         Industrial Development Authority of the City of
         Radford, Virginia, due in monthly installments of
         $674, including interest at 7%, collateralized by
         a second deed of trust on real estate at 609 Rock
         Road, Radford, Virginia                                         72,320
                                                                     ----------
          Total long-term debt                                       $1,719,034

     Less current installments of long-term debt                        372,876
                                                                     ----------
     Long-term debt, excluding current installments                  $1,346,158
                                                                     ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995,
COMPARED TO SIX MONTHS ENDED JUNE 30, 1994


Manufacturing net revenues decreased $56,000 due to reduced sales of $419,000 by the Company's Thermastructure Panel Division, only partly offset by increased packaging revenues of $227,000 and $144,000 in sales of building materials shipped to Russia. The reduction of panel sales was due to unusually large sales of panels shipped to Mexico in 1994, not matched by a similar sale in 1995. The building materials shipped to Russia is a new project designed to provide building materials purchased locally to Russian contractors using Thermastructure panels manufactured in Russia by the Company's Russian joint venture, Radoslav.


Cost of sales, as a percentage of manufacturing net revenues and after elimination of revenues and cost from equipment sales, increased 4.1%, from 76.4% for the six months ended June 30, 1994 to 80.5% for the six months ended June 30, 1995. This increase resulted from a deterioration of cost relationships in the Door Core Division and reduced panel sales with no corresponding reduction in fixed costs in the Thermastructure Division.


Shipping and selling expenses, as a percentage of manufacturing net revenues, decreased by .9%, from 11.5% for the six months ended June 30, 1994 to 10.6% for the six months ended June 30, 1995. General and administrative expenses increased by $93,000, primarily due to increased bank charges of $20,000 and increased cost of $58,000 in the activities of licensing and the purchase and sale of building materials.


RESULTS OF OPERATIONS -THREE MONTHS ENDED JUNE 30, 1995, COMPARED
TO THREE MONTHS ENDED JUNE 30, 1994


Manufacturing net revenues decreased $349,000 primarily due to reduced Thermastructure panel sales of $465,000, partly offset by new sales of building materials purchased locally and shipped to Russia. As stated above, the reduction of panel sales was a result of unusually large sales to Mexico in 1994 without a corresponding sale in 1995.


Cost of sales, as a percentage of manufacturing net revenues, increased 12.3%, from 74.2% for the three months ended June 30, 1994 to 86.5% for the three months ended June 30, 1995. This cost increase resulted from reduced panels sales along with an unfavorable change of sales mix and a deterioration of revenue cost relationships within the Door Core Division.


Shipping and selling expenses decreased 1.1% of manufacturing net revenues and general and administrative expenses increased $13,000 for the three months ended June 30, 1995 compared to the three months ended June 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES


The Company had a working capital deficiency of $1,650,000 at June 30, 1995. The Company earned net profits of $524,000, $93,000, $514,000, and $223,000 in
1994, 1993, 1992, and 1991, respectively. The Company is working to improve manufacturing efficiencies and is pursuing various options, such as alternative sources of financing and sales of licenses and distributorship fees. The Company is also working on a refinancing package, which, if successful, will significantly reduce the working capital deficiency.


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


The Company has a revolving credit arrangement under which it could borrow an amount not to exceed the lower of $1,200,000 or the aggregate of $650,000 and 75% of qualified accounts receivable. The amount available to the Company under this line of credit was $1,924 at June 30, 1995.

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



November 7, 1995