Form 10-Q
period 1996-03-31
RADVA CORP
filed 1996-05-16
CIK 792984

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                  --------------------------------------------

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarter Ended                         Commission File
     March 31, 1996                            Number  0-15464

                               RADVA CORPORATION

             (Exact name of registrant as specified in its charter)

     VIRGINIA                                    54-0715892

(State of Incorporation)                      (IRS Employer
                                           Identification Number)


                                Drawer 2900 FSS
                            Radford, Virginia  24143

                    (Address of principal executive offices)

       Registrant's telephone number, including area code (540) 639-2458


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes           No   X
                                  -----        -----

At May 14, 1996, there were 4,104,727 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                               RADVA CORPORATION


                                     INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1995 and March 31, 1996                3

          Statements of Operations, Three Months
          Ended March 31, 1995 and March 31, 1996             4

          Statements of Cash Flows, Three Months
          Ended March 31, 1995 and March 31, 1996             5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8


PART II.  OTHER INFORMATION                                   9

                               RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                  March 31       December 31
              ASSETS                                1996             1995
                                                ------------     -----------
Current assets:
   Cash..................................       $        15        $    350
                                                ------------       ---------
   Accounts and notes receivable.........             3,206           2,903
   Less allowance for doubtful accounts..               220             203
                                                ------------       ---------
   Net receivables.......................             2,986           2,700
                                                ------------       ---------

  Inventories:
     Finished goods......................               349             375
     Work in process.....................                31              53
     Raw materials and supplies..........               250             253
     Machinery inventory.................               300             283
                                                ------------       ---------
     Total inventories...................               930             964
                                                ------------       ---------

   Prepaid expenses......................                98              90
   Other current assets..................               125              32
                                                ------------       ---------
         Total current assets............             4,154           4,136
                                                ------------       ---------

Property, plant & equipment, at cost.....             6,580           6,451
   Less accumulated depreciation.........             4,204           4,143
                                                ------------       ---------
         Net property, plant & equip.....             2,376           2,308
                                                ------------       ---------

Investment in RADOSLAV Joint Venture.....               336             336
Trademark rights.........................               277             295
Investment in Thermastructure, Ltd.......               210             210
Note receivable-noncurrent...............               414             414
Other assets.............................               294             299
                                                ------------       ---------
                                                $     8,061        $  7,998
                                                ============       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt       $       243        $    242
   Notes payable.........................               134              --
   Accounts payable......................             1,230           1,267
   Accrued expenses......................               486             466
   Income taxes payable..................                10              10
                                                ------------       ---------
          Total current liabilities......             2,103           1,985
                                                ------------       ---------

Long-term debt, excluding current
   installments..........................             2,774           2,834

Stockholders' equity:
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 4,104,727..........                41              41
   Additional paid-in capital............             4,512           4,512
   Retained earnings.....................            (1,369)         (1,374)
                                                ------------       ---------

            Total stockholders' equity...             3,184           3,179
                                                ------------       ---------

                                                $     8,061        $  7,998
                                                ============       =========

See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Operations
                          Three Months Ended March 31
                     (In Thousands, except per share data)

                                                          1996                1995
                                                          ----                ----
Net Revenues:
   Manufacturing net revenues.........                 $ 2,622              $ 2,562
   Licensing & machinery sales........                       -                  179
                                                       --------             --------
   Net revenues.......................                   2,622                2,741
                                                       --------             --------

Cost and expenses:
   Cost of sales......................                   1,994                1,981
   Shipping and selling...............                     225                  290
   General and administrative.........                     329                  372
   Research and development...........                       3                   11

                                                         2,551                2,654
                                                       --------             --------
   Operating income (loss)............                      71                   87
                                                       --------             --------
Other income (deductions):
   Interest expense...................                     (73)                 (77)
   Other..............................                       6                    6
                                                       --------             --------
                                                           (67)                 (71)
                                                       --------             --------

Earnings before income taxes..........                       4                   16

Income tax expense....................                       -                    -
                                                       --------             --------

Net earning (loss)....................                 $     4              $    16
                                                       ========             ========

Earnings (loss) per common share......                 $   .00              $   .00
                                                       ========             ========


See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Cash Flows
                            Quarters Ended March 31
                                 (In Thousands)

                                                                         1996                  1995
                                                                         ----                  ----
Cash flows from operating activities:
   Net income...........................................                $    4               $    16
                                                                        -------              --------
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation.....................................                    65                    96
       Amortization.....................................                    21                    20
    Change in assets and liabilities:
        (Gain) or loss on sale of equipment ............                     -                  (142)
        Decrease (Increase) in net receivables..........                  (286)                  440
        Decrease (Increase) in inventories..............                    34                  (291)
        Decrease (Increase) in prepaid expenses.........                    (8)                    2
        Increase in other current assets................                   (93)                   (9)
        Decrease (Increase) in other assets.............                     3                    (7)
        Increase (Decrease) in cash overdrafts .........                     -                    69
        Increase (Decrease) in accounts payable.........                   (37)                 (370)
        Increase (Decrease) in accrued expenses.........                    20                    38
                                                                        -------              --------
              Total adjustments.........................                  (281)                 (154)
                                                                        -------              --------

                 Net cash from operating activities.....                  (277)                 (138)
                                                                        -------              --------

Cash flows from investing activities:
   Proceeds from sale of equipment......................                     -                   179
   Capital expenditures for equipment and other
      long-term assets..................................                  (133)                  (45)
                                                                        -------              --------

                 Net cash from investing activities.....                  (133)                  134
                                                                        -------              --------

Cash flows from financing activities:
   Proceeds from notes payable..........................                   134                     -
   Principal payments under notes payable...............                     -                   (54)
   Proceeds from long-term debt.........................                     -                     -
   Principal payments under long-term debt..............                   (59)                  (97)
                                                                        -------              --------

                 Net cash from financing activities.....                    75                  (151)
                                                                        -------              --------

Net increase (decrease) in cash.........................                  (335)                 (155)

Cash at January 1.......................................                   350                   189
                                                                        -------              --------

Cash at March 31........................................                $   15               $    34
                                                                        =======              ========


See accompanying notes to financial statements.

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 March 31, 1996

(1)  General

   The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2)  Property, Plant and Equipment

  A summary of property, plant and equipment follows:

  Land and improvements.............................         $  225,983
  Buildings and improvements........................          2,033,609
  Machinery and equipment...........................          3,463,341
  Transportation equipment..........................            416,374
  Office equipment..................................            440,719
                                                             ----------

                                                             $6,580,026
                                                             ==========


(3)  Accrued Expenses

  Accrued expenses are comprised of the following:

  Payroll and employment benefits...................         $  159,563
  Interest..........................................             16,751
  Other.............................................            310,077
                                                             ----------

                                                             $  486,391
                                                             ==========


(4)  Notes Payable

  Demand note, collateralized by certain
  accounts receivable and inventory.
  Interest at prime plus 2%.........................         $  133,833
                                                             ----------


                                                             $  133,833
                                                             ==========

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 March 31, 1996


 (5)  Long-term Debt


 A summary of long-term debt follows:

 Installment note payable to bank, due in monthly installments of
 $43,467, including interest at prime plus 2%
                                                                                                $   2,950,016


 Installment notes payable with various maturities, collateralized by equipment.  Interest rates ranging from 7.25% to 12.50%
                                                                                                       30,285


 Installment note payable to bank, due in monthly installments of
 31,225 Austrian shillings, including interest at 12%
                                                                                                        6,834

 Installment note payable due in monthly installments of $279, including interest at 8.125% with a final balloon payment in
 August 1998, collateralized by a deed of trust on certain real estate.
                                                                                                       31,104
                                                                                                -------------


    Total long-term debt                                                                            3,018,239

 Less current installments of long-term debt                                                          243,281
                                                                                                -------------


 Long-term debt, excluding current installments                                                 $   2,774,958
                                                                                                =============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings were down moderately in the first quarter of 1996 as compared to the first quarter of 1995. The reduction was $12,000, from $16,000 in the first quarter of 1995 to $4,000 in the first quarter of 1996. The reduction was primarily caused by the Company recording no license or machinery sales in the first quarter of 1996 after having recorded $188,000 of such sales in the first quarter of 1995, resulting in profits of $103,000.

No particular significance should be given to this absence of license or machinery sales in the first quarter of 1996 since these sales tend to occur unevenly in no predictable pattern. The loss of the income from the absence of these sales was largely offset by the sale of the door core license in 1995 and the termination of the door core operation. The company lost $79,000 on door core sales in the first quarter of 1995, but had no such losses in 1996.

Cost of sales, as a percentage of manufacturing net revenues and after having eliminated $45,000 of cost associated with the sale of machinery, increased from 75.5% for the first quarter of 1995 to 76.0% for the first quarter of 1996.

Shipping and selling expenses, as a percentage of manufacturing net revenues, decreased 2.7% from 11.3% for the first quarter of 1995 to 8.6% for the first quarter of 1996. This reduction was primarily the result of cost cutting measures at the Radford, Virginia shape molding plant.

General and administration expenses decreased $43,000. These reductions are primarily attributable to reductions in the cost of corporate services. Travel, bank charges, salaries, and other items decreased by $12,000; $13,000; $5,000 and $10,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES


The Company earned net profits of $482,000, $524,000, $93,000, $514,000, and
$223,000 in 1995, 1994, 1993, 1992, and 1991, respectively.  The Company obtained a major refinancing package in 1995 which significantly improved its working capital position from a negative $865,000 at December 31, 1994, to a positive working capital of $2,045,000 at March 31, 1996. This financing package consisted of a $3,000,000 term loan and a $500,000 credit line which had $366,167 available at March 31, 1996.

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

PART II:  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          See item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1995.

Item 2.   CHANGES IN SECURITIES
          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          Not applicable.

Item 5.   OTHER INFORMATION
          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          27     Financial Data Schedule


                 Pursuant to the requirements of the Securities Exchange Act of 1934,this form 10-Q has been signed on behalf of the Registrant by its Assistant Secretary/Treasurer who is authorized to sign on behalf of the Registrant.

                               RADVA CORPORATION

                         WILLIAM F. FRY
                         -----------------------------
                         William F. Fry
                         Assistant Secretary/Treasurer


May 14, 1996

                                 EXIHIBT INDEX

Exhibit
  No.                 Description
- -------               -----------
  27         Financial Data Schedule