Form 10-K
period 1995-12-31
RADVA CORP
filed 1996-05-29
CIK 792984

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K


               Annual Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 1995


                         Commission file number 0-15464


                               RADVA CORPORATION


             (Exact name of registrant as specified in its charter)


                 Virginia                                    54-0715892
                 --------                                    ----------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                        Drawer 2900 First Street Station
                            Radford, Virginia  24143
                                 (540) 639-2458
                              --------------------

               Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.01 per share
                     --------------------------------------

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X         No____________


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (par. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                          [  ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of April 18, 1996 (see ITEM 5 for explanation of calculation): $1,068,406

Number of shares of common stock outstanding as of April 18, 1996:  4,104,727

                      DOCUMENTS INCORPORATED BY REFERENCE


Part III incorporates information by reference to the registrant's proxy statement for its annual meeting of stockholders scheduled for May 29, 1996.


                            DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

  RADVA Corporation (the "Company") was organized in 1962 as a Virginia corporation to engage in the production of molded and fabricated products from expandable polystyrene. Historically, the Company has specialized in the production of customized expanded polystyrene packaging materials used to protect products during shipment; however, the Company has developed a composite building panel produced from expanded polystyrene and steel which it sells under the trademark THERMASTRUCTURE. In November 1995, the Company sold 80% interest in its subsidiary, THERMASTRUCTURE Ltd., which manufactures the building panels and has rights to market licensing rights to territories in the United States not previously licensed. The Company continues to market manufacturing rights to its patented building panel system in territories outside of the United States. The Company also operates a Custom Mold Division which produces aluminum molds to supply the tools and dies used in its protective packaging business and manufactures specialized machinery used in the production of THERMASTRUCTURE building panels.

INDUSTRY SEGMENTS

  The Company's continuing operations includes three principal industry segments: the manufacture of protective packaging and similar materials, the manufacture of THERMASTRUCTURE building panels, and licensing and related machinery sales. Each of these segments is discussed in note 16 to the financial statements.

PRINCIPAL CLASSES OF PRODUCTS

  The following table sets forth the approximate relative percentages of total net revenues (after intersegment eliminations) generated by the principal classes of products produced by the Company in each of its principal industry segments for each of the past three fiscal years.

                                                     1995                 1994                1993
                                                     ----                 ----                ----
       Class of Product
       ----------------
 PROTECTIVE PACKAGING AND SIMILAR MATERIALS
   Protective Packaging                              73.6%                68.9%               83.4%

 THERMASTRUCTURE Building Panels

   License fees & machinery sales                    14.0%                10.5%                8.3%
   Panel sales & related revenue                     12.4%                20.6%                8.3%
                                                    ------               ------              ------
                                                    100.0%               100.0%              100.0%

PROTECTIVE PACKAGING PRODUCTS

  The Company's protective packaging products include inserts and containers used in shipping products such as electronic equipment and medical supplies. The products are designed to reduce vibration, absorb shock, and provide insulation against temperature extremes in accordance with customer specifications. The products are manufactured at plants in Portsmouth and Radford, Virginia.

  In general, the Company's protective packaging products are molded or fabricated from expandable polystyrene - a thermoplastic which can be expanded to a pre-selected density and, when injected into a mold and subjected to controlled heat and pressure, can be formed to practically any shape. The Company also has the capability to produce protective packaging products from other cellular plastic materials such as polyethylene and polypropylene and in July 1985, entered into an agreement with the Atlantic Richfield Company ("ARCO") to purchase a copolymer resin marketed by ARCO under the trademark ARCEL. The copolymer resin is substantially more expensive than polystyrene resin but produces a product which can meet customer requirements for reusable handling units and higher customer specifications for durability. In addition to custom molded protective packaging products, the Company produces proprietary packaging products for which the Company owns the molds.

   The Company generally sells its protective packaging products to customers located within 200 miles of its manufacturing plants. The products are shipped to customers in trucks owned by the Company or by common carrier.

THERMASTRUCTURE  BUILDING PANELS

  The Company's THERMASTRUCTURE building panels are designed for use in the construction of residential housing and commercial products. The panels are manufactured from a composite of expanded polystyrene and steel and offer a lightweight and durable alternative to traditional building materials such as timber or metal. The panels can be used in the construction of load bearing walls or interior partitions and in the manufacture of structural systems for floors or roofs. The panels also offer substantial design flexibility as they can be molded into conventional configurations or nonconventional shapes. In order to promote acceptance of the panels and to demonstrate reliability of the panels in various climatic conditions, the Company has constructed buildings using the THERMASTRUCTURE system in various locations throughout the United States. The Company operated panel manufacturing facilities in Radford, Virginia and Agat, Guam. The Guam subsidiary was sold in October 1990. The Company sold 80% interest in its division in Radford which manufactures the panels in November 1995.

  During 1992, the Company began shipping equipment to RADOSLAV, a Joint Venture in which the Company owns a 31% interest, located at Pereslavl-Zalessky, Russia, approximately 75 miles north of Moscow. RADOSLAV produces THERMASTRUCTURE panels for sale in Russia and other European countries. The Company and three Russian entities, Pereslavlstroy Trust, Slavich Corporation, and Argamak Corporation are the primary joint venture participants. The Joint Venture agreement called for the Company to contribute technology, the right for RADOSLAV to produce THERMASTRUCTURE panels under the Company's trademarks and U.S. currency that is included in the investment account. The Russian principals contributed a manufacturing facility of approximately 24,000 square feet and a sum of Russian currency.

RAW MATERIALS AND SUPPLIERS

  The principal raw material used by the Company in the production of protective packaging products is expandable polystyrene resin. This material may be obtained from several major suppliers. In addition, the Company uses several copolymer resins in the manufacture of engineered expanded foam protective packaging. Although the copolymer resins currently used by the Company are only available under an agreement with ARCO, similar copolymer resins may be obtained from other suppliers.

  The principal raw materials used by the Company in the production of THERMASTRUCTURE building panels are expandable polystyrene resin, adhesives, and coil steel. These materials are available from numerous suppliers in the United States and elsewhere.

PATENTS AND TRADEMARKS

  The Company holds three United States patents relating to the THERMASTRUCTURE system and certain corresponding patents in Canada, Mexico, and Great Britain. These patents cover the THERMASTRUCTURE building panels, the manufacture of THERMASTRUCTURE building panels and a method of combining THERMASTRUCTURE building panels to construct a house. The Company pursues a policy of filing for patents on any product development that it considers to be significant.
The Company has registered the trademark THERMASTRUCTURE and WALLFRAME(TM) in the United States and has applied for registration in Great Britain.


SEASONALITY

  The Company ordinarily experiences a reduction in the manufacture and sale of protective packaging products during the winter months after filling holiday season orders. The demand for THERMASTRUCTURE building panels is affected by the level of activity in the construction industry and housing market and can be expected to decrease during the fall and winter seasons when there has historically been a decrease in construction activity and housing sales.

CUSTOMERS

  The Company's protective packaging business has a broad base of customers; however, one customer accounted for approximately 10.5% of protective packaging revenues in 1995.

BACKLOG

  The Company had approximately $713,000 in backlog orders for protective packaging products as of December 31, 1995, compared to backlog orders of approximately $747,000 as of December 31, 1994. Although the Company believes that such backlog orders are firm, the purchase orders for protective packaging products generally may be cancelled without cause by the customer. The Company expects to fill all of these orders during 1996.

COMPETITION

  The protective packaging business is highly competitive, and some of the Company's competitors are large and have greater financial and other resources than the Company. The Company's competition in protective packaging products is primarily from four local and regional manufacturers with plants within or close to the Company's market area. The principal elements of competition in the sale of protective packaging products are price and the ability to service customers. Because of shipping costs and other factors, the Company has found it difficult to compete for protective packaging business beyond a 200 mile radius of the point of manufacture. The Company believes that its custom mold division and technical design facility give it an advantage over competitors within its market area who do not have the capacity to design and produce their own molds for their protective packaging customers.

RESEARCH AND DEVELOPMENT

  The Company maintains two laboratory and testing facilities within its manufacturing plant in Radford, Virginia. The laboratory and testing facilities, which consist of 2,000 square feet and 1,800 square feet, respectively, are used for product testing, development of new products, and quality control evaluations.

REGULATION

  The Company is subject to state and federal laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act ("OSHA") and by the Environmental Protection Agency. The Company's manufacturing facilities are subject to compliance with comprehensive OSHA standards. The Company believes that its manufacturing facilities and processes are currently in compliance with OSHA and does not anticipate capital expenditures for environmental control facilities or for compliance with OSHA standards during 1995. The Company does not believe that its compliance with federal and state environmental regulations has had or will have a material effect on its capital expenditures, earnings, or competitive position.

EMPLOYEES

  The Company employs approximately 140 persons. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

EXECUTIVE OFFICERS

  The following table identifies and sets forth certain information about the executive officers of the Company.


             Name                  Age          Position and Year of Election
             ----                  ---          -----------------------------
   Luther I. Dickens               63           President (1965)

   James M. Hylton                 62           Secretary and Treasurer (1969)

ITEM 2.  PROPERTIES


REAL ESTATE

  The real estate owned or leased by the Company and used in the Company's primary business operations is described below.


  (1) The Company owns approximately 10 acres of land in Radford, Virginia, and a 71,000 square foot building located on the Radford property. The building includes approximately 5,000 square feet of office space and approximately 66,000 square feet of manufacturing space. The Radford property is subject to deeds of trust which had outstanding balances as of December 31, 1995, aggregating approximately $3,000,000.


  (2) The Company owns approximately 7 acres of land in Portsmouth, Virginia, and a 44,000 square foot building located on the Portsmouth property. The building includes approximately 2,000 square feet of office space and approximately 42,000 square feet of manufacturing space. The Portsmouth property is subject to a deed of trust which had an outstanding balance as of December 31, 1995 of approximately $3,000,000.


  (3) The Company leases approximately 12,000 square feet of manufacturing space in Radford, Virginia, under a month-to-month lease which requires monthly rental payments of $985. The property is used by the Company's Custom Mold Division and is leased to the Company by a partnership in which Mr. Dickens and Dr. Hylton are general partners.


  (4) The Company rents approximately 6,000 square feet of office space in Radford, Virginia, under a lease which requires monthly rental payments of $3,700. The property is rented to the Company by a partnership in which Mr. Dickens and Dr. Hylton have an interest.


PERSONAL PROPERTY AND EQUIPMENT

  The personal property and equipment at the main Radford plant and the Portsmouth plant consist principally of machinery and equipment used to produce expanded polystyrene products. The personal property and equipment at the Custom Mold Division in Radford consists of machine shop tools and pattern shop tools and related aluminum foundry equipment. The personal property and equipment at the THERMASTRUCTURE Machine Division in Radford consist of machine shop tools and welding and electronic test equipment used primarily in the construction of THERMASTRUCTURE panel molding machines.

  The Company owns 4 trucks and 12 trailers and leases 6 tractors which it uses to ship products to customers. The Company owns 1 van and 8 cars which it uses principally for sales and sales service functions. The Company believes that its present equipment is adequate, well maintained, and in good operating condition.


ITEM 3.  LEGAL PROCEEDINGS

  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II


                               STOCK INFORMATION


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET AND PRICE INFORMATION

  The Company's common stock, par value $.01 per share (the "Common Stock"), has been traded in the over-the-counter market since June 1986. The following table provides the high and low bid quotations with respect to shares of the Common Stock for the periods indicated as reported by the Dow Jones Historical Stock Quote Reporter Service.


                             1995                 1994                1993
                             ----                 ----                ----
                         High      Low       High      Low       High      Low
                         ----      ---       ----      ---       ----      ---
   First
   Quarter          9/16     7/16         1 1/8       1           7/8       3/4

   Second
   Quarter           7/8      3/4           5/8      9/16         3/4       5/8

   Third
   Quarter         1 1/8      3/4         13/16       3/4         5/8       3/8

   Fourth
   Quarter         1 1/8       1          1 1/4       7/8         1/2       1/4


  The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. There was no established public trading market for the Common Stock before June 1986.

  The aggregate market value of the voting stock held by non-affiliates of the Company as of April 18, 1996 shown on the facing page of this report was calculated as follows: the number of shares beneficially owned by the officers and directors of the Company as a group as of April 18, 1996 was subtracted from 4,104,727, the total number of shares outstanding on that date, and the resulting figure was multiplied by $.625, the average of the bid and asked prices of the Company's stock in the over-the-counter market on April 18, 1996. The foregoing calculation should not be deemed an admission that any of the officers or directors of the Company is an "affiliate" of the Company.


NUMBER OF STOCKHOLDERS

  As of April 18, 1996, there were 318 record holders of the Common Stock.


DIVIDENDS

  The Company has not declared cash dividends on the Common Stock during its three most recent fiscal years. The declaration and payment of dividends is entirely within the discretion of the Board of Directors of the Company and will depend upon the earnings, capital requirements, and financial condition of the Company. The Company anticipates that it will retain earnings for the next several years to finance the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

 SELECTED STATEMENTS OF
 INCOME (LOSS) DATA:                                                Years Ended December 31,
                                               --------------------------------------------------------------
                                               1995            1994           1993          1992         1991
                                               ----            ----           ----          ----         ----
                                                      (Dollar amounts in thousands except per share data)

 Net Revenues                               $10,777         $11,641        $10,405       $10,958       $9,034

 Income (loss) from
   continuing operations
   before income taxes
   and extraordinary
   items                                        492             534             93           514           55

 Income (loss) from
   discontinued
   operations                                    --              --             --            --          105

 Income (loss) before
   extraordinary items                          482             524             93           339          139
 Net income (loss)                              482             524             93           514          223

 Income (loss) per
   common share before
   extraordinary items                          .13             .14            .02           .09          .04

 Net income (loss) per
   common share                                 .13             .14            .02           .14          .06


 SELECTED BALANCE                                                Years Ended December 31,
                                           --------------------------------------------------------------
 SHEET DATA:                               1995         1994           1993           1992            1991
                                           ----         ----           ----           ----            ----
                                                           (Dollar amounts in  thousands)

 Working capital                         $2,151       $ (865)       $(1,805)        $(1,390)        $(1,072)
 Net property, plant
   and equipment                          2,308        3,567          2,900           2,847           2,912

 Total assets                             7,998        8,318          7,206           7,503           6,683
 Long-term debt
   (including current
   maturities)                            3,075        2,383          1,515           1,600           1,996


 Stockholders' equity                     3,179        2,357          1,833           1,741           1,227

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table sets forth the percentage relationship that certain items in the statements of operations bear to the net revenues of the Company for each year during the five-year period ended December 31, 1995. Additional financial information as to the Company's three industry segments is set forth in note 16 to the financial statements.

                                                                     Years Ended December 31,
                                                  ------------------------------------------------------

                                                  1995        1994        1993         1992          1991
                                                  ----        ----        ----         ----          ----
 Manufacturing net revenues                      86.0%        89.5%       91.7%        86.6%         99.6%

 Licensing & related
   machinery sales                               14.0         10.5         8.3         13.4            .4
                                                ------       ------      ------       ------        ------

 Net revenues                                   100.0%       100.0%      100.0%       100.0%        100.0%
                                                ------       ------      ------       ------        ------
 Cost and expense:

   Cost of sales                                 69.4         70.2        74.1         70.2          71.0

   Shipping and sales                             9.0          9.9        12.7         11.9          13.6

   General & administrative                      13.5         13.2        10.2         10.7          11.0

   Research & development                         0.3          0.0         0.0           .2            .1
                                                ------       ------     -------       ------        ------
                                                 92.2         93.3        97.0         93.0          95.7
                                                ------       ------      ------       ------        ------

     Operating income (loss)                      7.8          6.7         3.0          7.0           4.3
                                                ------       ------      ------       ------        ------
 Other income (deductions)

   Interest expense                              (2.7)        (2.5)       (2.5)        (2.6)         (4.4)

   Interest income                                 .1           .1          .3           .2            .5

   Other                                          (.0)          .3          .1           .1            .2
                                                ------       ------      ------       ------        ------

                                                 (2.6)        (2.1)       (2.1)        (2.3)         (3.7)
                                                ------       ------      ------       ------        ------
 Income (loss) from
   continuing operations
   before income taxes and
   extraordinary item                              4.6         4.6          .9          4.7            .6

 Income tax expense                               (.1)          .1         (.0)        (1.6)         ( .2)
                                                ------       ------      ------       ------        ------

 Income (loss) from
   continuing operations
   before extraordinary
   item                                            4.5         4.5          .9          3.1            .4

 Income (loss) from
   discontinued operations                          .0          .0          .0           .0           1.2
                                                ------       ------      ------       ------        ------

 Income (loss) before
   extraordinary item                              4.5         4.5          .9          3.1           1.6

 Extraordinary items                                .0          .0          .0          1.6            .9
                                                ------       ------      ------       ------        ------

 Net income (loss)                                4.5%         4.5%         .9%         4.7%          2.5%
                                                ======       ======      ======       ======        ======

1995 COMPARED TO 1994

  The Company experienced some very positive developments in 1995. The long sought bank refinancing was achieved in December. The new financing, along with profits and some additional equity investment, was responsible for a shift in working capital from a negative $865,000 at December 31, 1994 to a positive $2,151,000 at December 31, 1995. This is a dramatic swing in working capital and is expected to enable the Company to operate more efficiently in 1996.

  Another development, although not substantially reflected in 1995 operations, was the signing of a supply contract with one of the Company's largest shape molding/packaging customer. As a result, sales are expected to increase significantly in 1996.

  Our Portsmouth, Virginia plant had an outstanding year in product improvement in 1995. As evidence of this good work, we were recently notified by Canon of Virginia that RADVA was the winner of one of their Outstanding Supplier awards for which the Company is justly proud. RADVA Corporation was one of only 15 organizations of 110 major suppliers so selected!

  The last major development that needs to be discussed before comparing 1995 revenues and expenses to 1994 revenues and expenses is the sale of 80% interest in the previously wholly owned subsidiary, THERMASTRUCTURE Ltd. The Company has been somewhat over extended in the past, making it difficult to effectively promote and market its THERMASTRUCTURE panel. Therefore, in November, 1995, the Company negotiated the sale of a license for all areas in the United States not previously licensed to an organization with a strong marketing background and the financial strength and commitment to effectively market the panel. The sale also included THERMASTRUCTURE molding equipment and a plant, net of the mortgage liability. What was not included was the Company's machine manufacturing division and international rights. Since management felt that it was important for RADVA Corporation to maintain an equity position in the newly organized Company, the sale was accomplished through the sale of 80% of the stock of THERMASTRUCTURE, Ltd., after taking steps to include only the agreed upon assets and license rights.

  The Company's 1995 revenues of $10,777,000 were lower than 1994 revenues by $864,000 representing a 7% decrease. This decrease consisted of the following increases or (decreases) in 1995 as compared to 1994:


                 Shape Molding Division                    $   207,000

                 Miscellaneous:
                 Gain on discounted note payoff               (229,000)
                 Other miscellaneous                            (4,000)

                 THERMASTRUCTURE Division:
                 Panel sales                                (1,252,000)
                 Door Core sales                              (438,000)
                 RADVA RU supply sales                         566,000
                 License and machinery sales                   286,000
                                                            ----------
                                                           $  (864,000)

       Increased sales by the Shape Molding Division were primarily a result of price increases however more dramatic increases in sales are expected in 1996. An unusual decrease resulted from a Company negotiated discount payoff of a note in 1994. This payoff resulted in a $229,000 gain not repeated in 1995. The reduction in panel sales was primarily due to unusually large sales of panels shipped to Mexico in 1994, not matched by similar sales in 1995. The reduction of these sales was partly a result of the licensee to whom the sales were made having purchased panel manufacturing equipment from the Company in 1995. The reduced door core sales reflects the Company's decision to discontinue that product line. The Company began a new project in 1995, identified above as RADVA RU supply sales. These are building materials purchased in the United States and shipped to Russia to contractors using THERMASTRUCTURE panels manufactured by the Company's Russian joint venture.

1994 COMPARED TO 1993

         The Company's 1994 revenues of $11,641,000 were greater than 1993 revenues by $1,236,000, representing an approximate 12% increase. This increase consists of the following changes among divisions or profit centers:

Shape Molding Division
                 Shape Molding Division                             $  (859,000)

Thermastructure Division:
                 Panel sales                                         1 ,267,000
                 Door core sales                                        279,000
                 License and machinery sales                            549,000
                                                                    -----------
                                                                    $ 1,236,000
                                                                    ===========


         Within the Shape Molding Division, reduced sales to several large customers resulted in reduced total revenues. However, this loss of revenue is expected to be reversed in 1996 due to the implementation of a new and significant sales contract with the Company's largest customer.

         The increase in Thermastructure panel sales was almost entirely the result of one large project with one of the Company's licensees. Increases in license and machinery sales resulted from the booking of a $1,000,000 license in December, 1994. The agreement originally called for a much larger fee for all unsold rights (see note 3), however the areas covered by the agreement are being reduced commensurate with reduced payments.

         After eliminating the cost of license and machinery sales of $152,000 and $433,000 in 1994 and 1993, respectively, cost of sales, as a percentage of manufacturing revenues increased .8%, to 77.0% in 1994 from 76.2% in 1993. Although the percentage change was small, there were two significant differences. The cost of sales percentage for Thermastructure panels was dramatically reduced in 1994, primarily as a result of an approximate $1,200,000 sales contract with a licensee, and cost of sales in 1993 were reduced by a $230,000 discounted payoff of amounts owing to a raw material supplier.

         As a percentage of manufacturing revenues, shipping and selling expenses decreased 2.9% and general and administrative expenses increased 3.6%. A portion of these changes were caused by a shifting of cost from shipping and selling to general and administrative expenses in such areas as phone expenses and wages. In addition to these allocation shifts, general and administrative travel increased $65,000, from $32,000 in 1993 to $97,000 in 1994, representing
 .6% of 1994 manufacturing revenues.

1993 COMPARED TO 1992

         The Company's 1993 revenues of $10,405,000 were lower than 1992 revenues by $553,000 or 5%. This reduction is a result of decreased protective packaging and license and machinery sales of $339,000 and $605,000, respectively, offset by increased THERMASTRUCTURE and related product sales of $391,000. The reduction in license and machinery sales was primarily caused by unusually large revenues of $1,097,000 being recorded in 1992 in connection with the establishment of a joint venture in Russia. Increased THERMASTRUCTURE and related product sales was the result of $426,000 sales of a new licensed product in 1993.

         After eliminating the cost of license and machinery sales of $433,000 and $780,000 in 1993 and 1992, respectively, cost of sales, as a percentage of manufacturing revenue increased 3.4% to 76.3% in 1993. The most significant change in cost of sale relationships occurred within the shape molding division responsible for protective packaging and other shape molded products. This division had an increase in its cost of sales percentage to 75.7% in 1993, from 71.9% in 1992, before a $231,000 cost reduction in 1993 as a result of a discounted payoff of amounts owing on raw material purchases. The increase in the shape molding cost of sales percentage appeared to be the result of a general deterioration of the traditional relationships between revenues and cost with significant percentage increases in labor, supplies, utilities, and materials (before the negotiated reduction in amounts owing on raw material purchases noted above).

         Shipping and selling expense increased by .2% manufacturing net revenues, while general and administrative expenses were down 1.3% of manufacturing net revenues. Increases in selling expenses were held to a minimum by reduced engineering salary expenses.

IMPACT OF INFLATION

         The Company's standard purchase order form allows it to increase the price of its protective packaging products on 30 days' notice and, therefore, to pass on increases in the cost of raw materials. A significant increase in the rate of inflation and a concomitant increase in interest rates could adversely affect the Company since a large portion of the Company's indebtedness is linked to the prime interest rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company earned net profits of $482,000, $524,000, $93,000, $514,000, and $223,000 in 1995, 1994, 1993, 1992, and 1991, respectively. The
Company obtained a major refinancing package in 1995 which significantly improved its working capital position from a negative $865,000 at December 31, 1994, to a positive working capital of $2,151,000 at December 31, 1995. This financing package consisted of a $3,000,000 term loan and a $500,000 credit line which had the full $500,000 available at December 31, 1995.

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


RECENT ACCOUNTING DEVELOPMENT

         The Financial Accounting Standards Board (FASB) has issued FASB No. 109, "Accounting for Income Taxes." The Company adopted FASB No. 109 beginning January 3, 1993. FASB No. 109 was implemented by the Company on a prospective basis and did not have a material impact on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements
- -----------------------------

                                                                                                   Page
                                                                                                   ----
Independent Auditors' Reports.....................................................                  13

Balance Sheets as of December 31, 1995 and 1994...................................                 14-15

Statements of Operations for the Years Ended
   December 31, 1995, 1994, and 1993..............................................                  16

Statements of Stockholders' Equity for the Years
   Ended December 31, 1995, 1994, and 1993........................................                  17

Statements of Cash Flows for the Years
   Ended December 31, 1995, 1994, and 1993........................................                 18-19

Notes to Financial Statements as of December 31,
   1995, 1994, and 1993...........................................................                 20-29


Index to Financial Statement Schedules
- --------------------------------------


Schedule V  - Property, Plant and Equipment......................................                   30

Schedule VI - Accumulated Depreciation and
   Amortization of Property, Plant, and Equipment................................                   31

Schedule VIII - Valuation and Qualifying Accounts................................                   32

PERSINGER & COMPANY, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
203 W. GRAYSON STREET
GALAX, VIRGINIA 24333

TELEPHONE:  540-236-8135
            FAX:  540-236-0797


                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
RADVA Corporation

We have audited the consolidated financial statements and the consolidated financial statement schedules of RADVA Corporation and subsidiary as of and for the years ended December 31, 1995 and 1994, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RADVA Corporation and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the 1995 and 1994 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


PERSINGER & COMPANY L.L.C.


Galax, Virginia
February 12, 1996

                        RADVA CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994


                                                                                               1995                1994
                 ASSETS
Current assets:
  Cash and cash equivalents (Notes 2 and 3)                                                  $  349,946          $  189,122
                                                                                             ----------          ----------

  Accounts and notes receivable (Notes 9 and 10)                                              1,630,776           1,465,545
  Receivable - other (Note 5)                                                                        -              500,000
  Receivable - other (Notes 3 and 17)                                                         1,272,308                   -
  Less allowance for doubtful accounts                                                          203,251             204,670
                                                                                             ----------          ----------
          Net receivables                                                                     2,699,833           1,760,875
                                                                                             ----------          ----------

  Inventories (Notes 9 and 10):
     Finished goods                                                                             374,595             442,537
     Work-in-process                                                                             53,490              42,950
     Raw materials and supplies                                                                 252,897             259,938
     Machinery inventory                                                                        282,597             240,053
                                                                                             ----------          ----------
          Total inventories                                                                     963,579             985,478
                                                                                             ----------          ----------

  Prepaid expenses                                                                               90,238             118,984
  Other current assets                                                                           31,843              30,238
                                                                                             ----------          ----------

          Total current assets                                                                4,135,439           3,084,697
                                                                                             ----------          ----------

Property, plant and equipment, at cost (Notes 6, 9 and 10)                                    6,451,212           8,160,035
Less accumulated depreciation and amortization                                                4,143,433           4,592,726
                                                                                             ----------          ----------
          Net property, plant and equipment                                                   2,307,779           3,567,309
                                                                                             ----------          ----------

Other assets, at cost, less accumulated amortization:
  Investment in Radoslav Joint Venture (Note 7)                                                 336,103             336,103
  Investment in Thermastructure, LTD (Note 17)                                                  210,224                   -
  Trademark right                                                                               295,128             367,193
  Account receivable - noncurrent                                                                     -              58,267
  Note receivable - noncurrent                                                                  414,131             487,630
  Other                                                                                         298,727             416,414
                                                                                             ----------          ----------
                                                                                              1,554.313           1,665,607
                                                                                             ----------          ----------
                                                                                             $7,997,531          $8,317,613
                                                                                             ==========          ==========


(continued)

                        RADVA CORPORATION AND SUBSIDIARY

                                                                                                    1995               1994
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (Notes 3 and 10)                                        $  241,505         $   372,876
  Notes payable (Note 9)                                                                                  -           1,293,787
  Accounts payable                                                                                1,267,242           1,790,115
  Accrued expenses (Note 8)                                                                         465,793             483,570
  Income taxes payable (Note 11)                                                                     10,385               9,688
                                                                                                -----------         -----------

          Total current liabilities                                                               1,984,925           3,950,036
                                                                                                -----------         -----------

Long-term debt, excluding current installments
  (Notes 3 and 10)                                                                                2,833,239           2,010,187
                                                                                                -----------         -----------

          Total liabilities                                                                       4,818,164           5,960,223
                                                                                                -----------         -----------

Commitments, contingencies and other matters
  (Notes 5, 10, 14, and 17)

Stockholders' equity:
  Common stock, par value $.01 per share; authorized
    10,000,000 shares; issued 4,104,727 shares                                                       41,047              37,421
  Additional paid-in capital                                                                      4,511,939           4,175,565
  Retained deficit                                                                               (1,373,619)         (1,855,596)
                                                                                                -----------         -----------

          Total stockholders' equity                                                              3,179,367           2,357,390

                                                                                                ------------        -----------

                                                                                                $ 7,997,531         $ 8,317,613
                                                                                                ===========         ===========


See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                        1995                     1994                  1993
Net revenues:
  Manufacturing net revenues                                         $ 9,266,527             $10,415,712            $ 9,540,937
  Licensing and related machinery sales (Notes 5 and 17)               1,510,684               1,225,004                864,207
                                                                     -----------             -----------            -----------
                                                                      10,777,211              11,640,716             10,405,144
                                                                     -----------             -----------            -----------

Costs and expenses:
  Cost of sales                                                        7,475,498                8,170,258             7,707,660
  Shipping and selling expenses                                          972,200                1,147,203             1,324,740
  General and administrative expenses                                  1,456,474                1,532,473             1,059,997
  Research and development expenses                                       29,834                    8,500                 5,433
                                                                     -----------             ------------           -----------
                                                                       9,934,006               10,858,434            10,097,830
                                                                     -----------             ------------           -----------

          Operating income                                               843,205                  782,282               307,314
                                                                     -----------             ------------           -----------

Other income (expense):
  Interest expense                                                      (297,833)                (294,981)             (262,729)
  Interest income                                                         11,159                   18,424                30,634
  Other                                                                    4,635                   19,141                14,953
                                                                     -----------             ------------           -----------
                                                                        (282,039)                (257,416)             (217,142)
                                                                     -----------             ------------           -----------

                                                                         561,166                  524,866                90,172
                                                                     -----------             ------------           -----------

Gain (loss) on sale of assets:
  Equipment                                                                2,794                    9,000                 2,447
  Real estate                                                            (44,015)                       -                     -
                                                                     -----------             -------------          ------------
                                                                         (41,221)                   9,000                  2,447
                                                                     -----------             -------------          ------------

Equity in net income (loss) of
  investee                                                               (27,583)                       -                      -
                                                                     -----------             ------------           ------------

Income before income taxes                                               492,362                  533,866                 92,619

Provision for income taxes (Note 11)                                      10,385                   (9,688)                     -
                                                                     -----------             -------------          ------------

          Net income                                                  $  481,977             $    524,178           $     92,619
                                                                      ==========             =============          ============

Income per common share:
          Net income                                                  $      .13             $        .14           $        .02
                                                                      ==========             =============          ============


See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                   ADDITIONAL               RETAINED               TOTAL
                                                  COMMON            PAID-IN                 EARNINGS           STOCKHOLDERS'
                                                  STOCK             CAPITAL                 (DEFICIT)             EQUITY
                                               -----------         -----------             -----------          ------------
Balance at December 31, 1992                     $37,421            $4,175,565             $(2,472,393)           $1,740,593

Net income                                             -                     -                  92,619                92,619
                                                 -------            ----------            -------------           ----------

Balance at December 31, 1993                      37,421             4,175,565              (2,379,774)            1,833,212

Net income                                             -                     -                 524,178               524,178
                                                 -------            ----------            -------------           ----------

Balance at December 31, 1994                      37,421             4,175,565              (1,855,596)            2,357,390
Stock issued                                       3,626               336,374                       -               340,000
Net income                                             -                     -                 481,977               481,977
                                                 -------            ----------            -------------           ----------

Balance at December 31, 1995                     $41,047            $4,511,939             $(1,373,619)           $3,179,367
                                                 =======            ==========            =============           ==========


See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 1995                           1994                      1993
Cash flows from operating activities:
  Net income                                                 $   481,977                    $  524,178                   $ 92,619
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                               371,938                       416,788                    410,682
      Amortization                                               129,927                        92,858                     84,330
      Allowance for doubtful accounts                             (1,419)                      105,765                     13,542
      (Gain) on sale of investment                            (1,061,558)                            -                          -
      Proceeds from sale of investment,
        net of cash and cash equivalents sold                    687,386                             -                          -
      (Gain) loss on sale of assets                               41,221                        (9,000)                    (2,447)
      Equity loss in investee                                     27,583                             -                          -
      Changes in assets and liabilities:
        Decrease (increase) in accounts and notes
          receivable                                            (165,231)                      (72,425)                    349,338
        Decrease (increase) in receivable - other                500,000                      (500,000)                          -
        Decrease (increase) in inventories                      (101,046)                       57,265                      73,449
        Decrease (increase) in prepaid expenses                    2,349                       (30,732)                      3,198
        Decrease (increase) in other current assets               (1,605)                       37,323                     126,817
        Decrease (increase) in note
          receivable-noncurrent                                   73,499                        43,393                     (86,861)
        Decrease (increase) in account
          receivable-noncurrent                                   58,267                        58,266                    (116,533)
        Increase in other assets                                 (52,422)                      (47,372)                   (198,140)
        Increase (decrease) in accounts payable                 (522,873)                      228,501                    (396,560)
        Increase (decrease) in accrued expenses                 (134,212)                       (8,932)                    119,245
        Increase (decrease) in income taxes payable                  697                         9,688                           -
        Increase (decrease) in other liabilities                       -                      (274,187)                          -
        Increase (decrease) in deferred revenue                        -                              -                   (262,819)
                                                             -----------                   -----------                  ----------
          Net cash provided by operating activities              334,478                       631,377                     209,860
                                                             -----------                   -----------                  ----------

Cash flows from investing activities:
  Investment in Radoslav                                               -                        (6,360)                    (67,000)
  Proceeds from sale of assets                                    39,579                         9,000                       6,870
  Company manufactured equipment and buildings                  (413,804)                     (213,870)                   (228,551)
  Capital expenditures on equipment                             (402,851)                     (870,538)                   (239,603)
                                                             -----------                   -----------                  -----------
          Net cash used in investing activities                 (777,076)                   (1,081,768)                   (528,284)
                                                             -----------                   -----------                  -----------

Cash flows from financing activities:
  Cash overdraft                                                       -                      (136,266)                    136,266
  Net proceeds (payments) on notes payable                    (1,293,787)                       20,278                      99,484
  Proceeds from issuance of long-term debt                     3,011,287                     1,308,206                     961,146
  Principal payments under long-term debt                     (1,454,078)                     (559,981)                 (1,046,267)
  Proceeds from sale of common stock                             340,000                              -                           -
                                                             -----------                   -----------                  -----------
          Net cash provided by financing activities              603,422                       632,237                     150,629
                                                             -----------                   -----------                  -----------

continued

                        RADVA CORPORATION AND SUBSIDIARY

                                                                    1995                         1994                1993

Net increase (decrease) in cash                                  $160,824                     $181,846            $(167,795)

Cash and cash equivalents at beginning of year                    189,122                        7,276              175,071
                                                                  -------                      --------           ----------

Cash and cash equivalents at end of year                         $349,946                     $189,122            $    7,276
                                                                 ========                      =======            ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                         $329,700                     $274,323            $  252,728
                                                                 ========                     ========            ==========

  Cash paid during the year for income taxes                     $  9,688                     $      -            $        -
                                                                 ========                     ========            ==========


Supplemental disclosure of noncash investing activities:

   During 1995, 1994 and 1993, the Company transferred other assets valued at $ -0-, $9,306, and $55,457, respectively, to the investment in Radoslav Joint Venture.

   The sale of eighty (80) percent of the investment in Thermastructure, Ltd for $2,022,308 resulted in the transfer of the following assets and liabilities:

   Assets and liabilities transferred:
     Cash and cash equivalents (escrows)                         $   53,092
     Property, plant and equipment                                1,657,849
     Prepaid expenses                                                26,397
     Inventory                                                      122,945
     Other assets                                                   109,536
     Debt assumed                                                  (780,784)
   Expense of sale                                                    9,522
   Investment retained (20%)                                       (237,807)
                                                                 -----------
                                                                 $  960,750
                                                                 ===========


See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

RADVA Corporation and subsidiaries (the Company) produces and sells molded and fabricated expanded polystyrene foam products such as packaging materials and containers. The Company has also developed and patented housing construction panels utilizing expanded polystyrene foam reinforced with steel. In addition, they build and sell machinery used to manufacture the panels along with the licensing rights to market the panels. The Company operates facilities in Radford and Portsmouth, Virginia.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, RADVA RU, Inc. and its formally wholly-owned subsidiary Thermastructure, Ltd, through November 3, 1995 (date of sale of 80%
- -see Note 17). All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits. For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. The Company includes cash meeting this criteria whose use is limited by restrictions contained in loan covenants.

Accounts Receivable

Accounts receivable are stated at cost less allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.

Inventories

Inventories are stated at the lower of cost or market. Cost of raw materials, supplies, work-in process and finished goods is determined by the first-in, first-out method.

Investment in Radoslav Joint Venture

The Company is accounting for its investment in Radoslav, a 31% owned affiliate, by the equity method of accounting under which the Company's proportionate results of the affiliate's operations are recognized in the Company's statement of operations and added to or taken from the investment account. Distributions received from the affiliate are treated as a reduction of the investment account.

Other assets

Included in other assets are patents and loan costs, which are amortized over their respective estimated lives, and trademark rights, which are amortized over 12 years. Accumulated amortization was $868,133 and $738,206 as of December 31, 1995 and 1994, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Depreciation of plant and equipment is provided on the straight-line basis over the estimated useful lives of the respective assets as follows:


   Buildings and improvements            5 to 30 years
   Machinery and equipment               5 to 15 years
   Automotive equipment                  3 to 5 years
   Office equipment                      3 to 10 years


Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases.

Additions to property, plant and equipment are recorded at cost. All expenditures for repairs, renewals and replacements which do not materially extend the useful life of the property are charged to expense. Other improvements and betterments are capitalized. With respect to dispositions, the asset and accumulated depreciation accounts are relieved of cost and accumulated depreciation with any resulting gain or loss credited or charged to earnings.

Revenue Recognition

Net revenues represent sales of fabricated foam products, panels and machines
and fees from licensing agreements.   Revenues from sales and the licensing
agreements are recognized upon completion of the transaction.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company's tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amount.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure about the fair value of certain instruments. Cash, receivables, accounts payable and accrued liabilities are reflected in the financial instruments at fair value because of the short-term maturity of these instruments. The estimated fair value of the company's financial instruments are disclosed in Note 3.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables and accounting change

On January 1, 1995, the Company adopted Statement of Financial Accounting Standard 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 has been amended by Statement of Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Statement 114, as amended, requires that the impairment of receivables that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the receivables or the fair value of the collateral. However, for those receivables that are collateral dependent (that is, if repayment of those receivables is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of the impairment of those receivables is to be based on the fair value of the collateral. Statement 114, as amended, also requires certain disclosures about investments in impaired receivables and the allowance for possible bad debts and interest income recognized. The adoption of Statement 114 had no effect on the consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

Per Share Information

Earnings per share are based on the average number of common shares of the Company outstanding. The number of shares used in computing per share information was 3,772,282 in 1995, and 3,742,060 in 1994 and 1993.

Reclassification

Certain reclassifications have been made to prior years' financial statements to place them on a comparable basis with the current year.

NOTE 2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                                         1995                 1994                 1993


Petty cash and non-interest bearing accounts                          $349,946               $106,512              $7,276
Restricted by IDA bonds, series 1995                                         -                 82,610                   -
                                                                      --------               --------              -------
          Total cash and cash equivalents                             $349,946               $189,122              $7,276
                                                                      ========               ========              =======

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents:

The carrying amount approximates fair value because of the short maturity of those instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivable - other:

The carrying amount is a reasonable estimate of fair value since entire amount is due within six months of date receivable originated.

Long-term debt:

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

The estimated fair values of the Company's financial instruments as of December 31, 1995 are as follows:

                                                                                                     1995
                                                                                       ---------------------------------
                                                                                       Carrying                 Fair
                                                                                        Amount                  Value
                                                                                       ----------              ---------
Cash and cash equivalents                                                             $  349,946               $  349,946
Receivable - other                                                                     1,272,308                1,272,308
Long-term debt                                                                         3,074,744                3,074,744

NOTE 4.  RECEIVABLES

Information about impaired receivables as of and for the year ended December 31, 1995 is as follows:

    Receivables for which there is a related
      allowance for bad debts                                                                                $389,944
    Receivables for which there is no related
      allowance for bad debts                                                                                 488,131
                                                                                                             --------
          Total impaired receivables                                                                         $878,075
                                                                                                             ========
    Related allowance for possible bad debts                                                                 $153,349
                                                                                                             ========
    Average balance (based on beginning and
      ending of year)                                                                                        $847,686
                                                                                                             ========

NOTE 5.  ACCOUNTS RECEIVABLE OTHER

In December, 1994, Company entered into an agreement to sell certain intellectual property rights owned by RADVA/Thermastructure, LTD., which includes but is not limited to patents, trademarks, and trade secrets associated with the manufacture and distribution of Wallframe/Thermastructure Panels and 10% of outstanding shares of Thermastructure LTD. Agreement called for due diligence period of 45 days from date Company accepted agreement. Purchaser could rescind agreement if significant adverse matters were discovered which affects value of acquisition, or ability of Company to perform the obligation. At conclusion of due diligence period Company and Purchaser were to execute a final agreement.

As of date of audit report due diligence period had passed without Purchaser rescinding agreement and no final agreement being executed. Company had received $500,000 in December, 1994, and another $500,000 in January, 1995. Since Purchaser did not rescind agreement during the due diligence period and has not performed as directed by the initial agreement the Company's position is that the monies received are non- refundable. Therefore, the monies received are included in 1994 as licensing revenue.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                                                     1995                1994


          Land and improvements                                                   $  204,150          $  295,904
          Buildings and improvements                                               2,029,944           2,776,465
          Machinery and equipment                                                  3,379,584           4,239,999
          Transportation equipment                                                   410,140             425,551
          Office equipment                                                           427,394             422,116
                                                                                  ----------          ----------
                                                                                  $6,451,212          $8,160,035
                                                                                  ==========          ==========

NOTE 7. INVESTMENT IN RADOSLAV JOINT VENTURE

The Company owns a 31% interest in Radoslav, a Joint Venture located at Pereslavl - Zalessky, approximately 75 miles north of Moscow. Radoslav produces THERMASTRUCTURE panels for sale in Russia and other European countries. The Company and three Russian entities, Pereslavlstroy Trust, Slavich Corporation and Argamak Corporation are the primary joint venture participants. The Joint Venture agreement called for the Company to contribute technology, the right for Radoslav to produce THERMASTRUCTURE panels under the Company's trademarks and U.S. currency that is included in the investment account. The Russian principals contributed a manufacturing facility of approximately 24,000 square feet and a sum of Russian currency. The results of operations of Radoslav for the years ended December 31, 1995 and 1994 showed a modest profit; however, they are not material to the financial statements of RADVA Corporation and are not included in the statement of operations or the investment account.

NOTE 8.  ACCRUED EXPENSES

Accrued expenses are composed of the following:

                                                                                    1995                 1994
          Payroll and employee benefits                                         $  228,107           $  199,834
          Interest                                                                  16,751               48,618
          Customer deposits                                                         66,158              126,264
          Other                                                                    154,777              108,854
                                                                                ----------           ----------
                                                                                  $465,793           $  483,570
                                                                                ==========           ==========

NOTE 9.  NOTES PAYABLE

A summary of notes payable follows:

                                                                                   1995                 1994
          Demand note, collateralized by certain accounts
            receivable, inventory, and a deed of trust on
            real property.  Interest at prime plus 4%                           $        -           $1,251,100

          Unsecured notes payable to stockholders (see Note 13)                          -               42,687
                                                                                ----------           ----------

               Total notes payable                                              $        -           $1,293,787
                                                                                ==========           ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  LONG-TERM DEBT

     A summary of long-term debt follows:
                                                                                         1995        1994
     Industrial Development Authority of the City of Radford, Virginia,
     due in monthly installments of $8,592, including interest at 7.75%, collateralized by a deed of trust on real estate at 609 Rock Road,
     Radford, Virginia                                                             $        -    $  740,000

     Industrial Development Authority of the City of Radford, Virginia,
     due in monthly installments of $674, including interest at 7%, collateralized by a second deed of trust on real estate at 609 Rock
     Road, Radford, Virginia                                                                -        73,559

     Installment note payable to stockholders (see Note 13), due in monthly
     installments of $10,000, plus interest at 9%                                           -       240,000

     Note payable to individual (see Note 17), due February 1997.  Interest
     payable quarterly at 8%.                                                               -       500,000

     Installment note payable to stockholder (see Note 13), due in monthly installments of $4,588, including interest at 7%, collateralized by a
     deed of trust on Portsmouth, Virginia real estate.                                     -       278,067

     Installment notes payable due in aggregate monthly installments of $2,999, including interest, with various maturities until June 1998;
     collateralized by equipment.  Interest rates ranging from 7.25% to 13%.           36,604       140,802

     Installment note payable to bank, due in monthly installments of $5,300,
     including interest at 9.75% with a final balloon payment in July 1997.                 -       263,042

     Installment note payable to bank, due in monthly installments of $43,467, including interest at prime plus 2% with a final balloon payment in
     December 2000.                                                                 3,000,000             -

     Installment note payable to bank, due in monthly installments of
     31,225 Austrian shillings, including interest at 12%.                              6,834        16,834

     Installment note payable, due in monthly installments of $279, including interest at 8.125% with a final balloon payment in August 1998,
     collateralized by a deed of trust on certain real estate.                         31,306        32,071

     Installment note payable, due in monthly installments of $1,250, plus
     interest at prime plus 2%, unsecured.                                                  -        11,250

     Installment note payable to bank, due in monthly installments of $896,
     including interest at 9%, collateralized by a deed of trust on real estate.            -        87,438

                                                                                   ----------    ----------
          Total long-term debt                                                     $3,074,744    $2,383,063

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Less current installments of long-term debt                                         241,505      372,876
                                                                                      ----------   ----------

          Long-term debt, excluding current installments                              $2,833,239   $2,010,187
                                                                                      ==========   ==========

Substantially all real property, equipment, accounts receivable and inventory are pledged as collateral on various debt instruments.

The aggregate principal maturities of long-term debt during each of the five years subsequent to December 31, 1995 follows:

          Years Ended December 31,
          ------------------------
                    1996                                                 $  241,505
                    1997                                                    241,293
                    1998                                                    293,150
                    1999                                                    288,420
                    2000                                                  2,010,376
                    Thereafter                                                    -
                                                                         ----------
                                                                         $3,074,744
                                                                         ==========

NOTE 11. ACCOUNTING CHANGE AND INCOME TAX MATTERS

Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption of Statement 109 changes the Company's method of accounting for income taxes from the deferred method to a liability method. Under the deferred method, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. As explained in Note 1, the liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.

FASB Statement No. 109 was adopted prospectively. Due to the valuation allowance that would have been recorded at January 1, 1993, there was no effect on the income statement for the year.

Net deferred tax assets and liabilities consist of the following components as of December 31, 1995 and 1994:

                                                                      1995            1994
          Deferred tax assets:
               Bad debt allowance                                 $  114,892       $  104,411
               Accrued expenses                                       56,025           42,572
               Inventory allowance                                     8,799            9,914
               Loss carryforward                                     729,001        1,108,120
               Investment tax credit carryforward                    213,017          213,017
               Minimum tax credit carryforward                         9,688            9,688
                                                                  ----------       ----------
                                                                   1,131,422        1,487,722
               Less valuation allowance                              998,645        1,335,600
                                                                  ----------       ----------
                                                                  $  132,777       $  152,122
                                                                  ==========       ==========
          Deferred tax liabilities:
               Property and equipment                             $  132,777          152,122
                                                                  ==========       ==========
                                                                  $        -       $        -
                                                                  ==========       ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As noted, the deferred tax assets equal the deferred tax liabilities resulting in no effect on the income statement or stockholders' equity for the year.

Loss carryforwards for tax purposes as of December 31, 1995 have the following expiration dates:

          Expiration Date                                       Amount
          ---------------                                       ------
                 2005                                         $1,918,424
                                                              ==========

Investment tax credit carryforwards for tax purposes as of December 31, 1995 have the following expiration dates:

          Expiration Date                                       Amount
          ---------------                                       ------
                 1996                                          $ 35,358
                 1998                                            88,599
                 1999                                            40,976
                 2000                                            48,084
                                                               --------
                                                               $213,017
                                                               ========

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 1995, 1994 and 1993 due to the following:


                                                                                  1995         1994         1993
                                                                                  ----         ----         ----
     Computed "expected" tax benefit                                           $ 167,403     $ 181,514    $ 31,490
     Non-deductible expenses                                                     171,808        81,722      (2,359)
     State income taxes, net of federal income tax benefit                        39,508        30,660       3,393
     Benefit of income taxed at lower rates                                            -             -     (11,750)
     Benefit of operating loss carryforward                                     (378,719)     (293,896)    (20,774)
     Other                                                                        10,385         9,688           -
                                                                               ---------     ---------    --------
                                                                               $  10,385     $   9,688    $      -
                                                                               =========     =========    ========

NOTE 12.  PROFIT SHARING PLAN

The Company has a profit sharing plan (the Plan) which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to the Plan are made at the rate of 5% of earnings before profit sharing and income taxes, or the maximum deduction allowed for federal income tax purposes, whichever is lower and is funded as incurred. The Plan is a qualified plan under applicable sections of the Internal Revenue Code. Profit sharing expense for the period ended December 31, 1995, 1994 and 1993 was $25,914, $28,098 and $4,875, respectively.

NOTE 13.  RELATED PARTY TRANSACTIONS

The Company has a month-to-month lease on certain operating and warehouse space with Jalu, a partnership in which the Company's president is a partner. The space is currently rented for $1,000 per month. The Company also rents on a month-to-month basis certain office space from Chuckatuck, a partnership in which the Company's president is a partner. The present rental payment is $3,700 per month.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has notes payable to the Company's president and secretary/treasurer totaling $ -0- at December 31, 1995 (see Notes 9 and 10).

A summary of the activity during the year is as follows:

     Balance, December 31, 1994                                $ 560,754
     Additional unsecured loans                                        -
     Curtailments                                                560,754
                                                               ---------
     Balance, December 31, 1995                                $       -
                                                               =========

NOTE 14.  OPERATING LEASES

The Company leases certain of its manufacturing and office facilities and equipment. Rental expense for the years ended December 31, 1995, 1994 and 1993 was $123,481, $112,980, and $145,570, respectively. All leases have expired; however, the Company continues to lease these facilities under the previous lease schedules for $4,685 per month.

NOTE 15.  MAJOR CUSTOMER

The percentage of net revenue attributable to the Company's major customers (exceeding 10% of total revenues) is 10.5% for 1995, 24.6% for 1994, and 15% for 1993.

NOTE 16. INDUSTRY SEGMENTS

The Company considers its operations to include principally three industry segments; (1) manufacture of protective packaging and similar materials, (2) manufacture of THERMASTRUCTURE building products, and (3) licensing and related machinery sales. Summary data for 1995, 1994, and 1993 is as follows:

                                                                         1995               1994             1993
Net revenues:
  Protective packaging and similar material                          $ 7,937,220        $ 8,015,461       $ 8,678,663
  THERMASTRUCTURE products and similar materials                       1,329,307          2,400,251           862,274
  Licensing and related machinery sales                                1,510,684          1,225,004           864,207
                                                                     -----------        -----------       -----------

  Revenue                                                            $10,777,211        $11,640,716       $10,405,144
                                                                     ===========        ===========       ===========

Operating income (loss):
  Protective packaging and similar materials                         $ 2,179,442        $ 2,066,357       $ 2,352,444
  THERMASTRUCTURE products and similar materials                        (339,936)          342,345            (71,976)
  Licensing and related machinery sales                                1,462,207          1,061,756           417,016
                                                                     -----------        -----------       -----------
          Segment operating income                                     3,301,713          3,470,458         2,697,484

          General corporate expense                                    2,458,508          2,688,176         2,390,170
                                                                     -----------        -----------       -----------
          Operating profit                                           $   843,205        $   782,282       $   307,314
                                                                     ===========        ===========       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  1995               1994           1993
Capital expenditures:
   Protective packaging and similar materials                                  $  792,338        $  198,262      $  114,741
   THERMASTRUCTURE products - U.S. operations                                      10,187           867,010         233,530
   General corporate                                                               14,130            19,136         119,883
                                                                               ----------        ----------      ----------

          Capital expenditures                                                 $  816,655        $1,084,408      $  468,154
                                                                                =========        ==========      ==========

Depreciation and amortization:
   Protective packaging and similar materials                                  $  278,395        $  284,804      $  294,239
   THERMASTRUCTURE products                                                       191,117           170,706         158,645
   General corporate                                                               32,353            63,442          42,128
                                                                               ----------        ----------      ----------

          Depreciation and amortization                                        $  501,865        $  518,952      $  495,012
                                                                                =========        ==========      ==========

Identifiable assets at December 31:
   Protective packaging and similar materials                                  $2,726,629        $3,399,324      $2,734,968
   THERMASTRUCTURE products                                                       505,352         1,069,503       1,093,060
   Licensing and related machinery sales                                        1,057,322         1,603,117       1,278,180
   General corporate                                                            3,708,228         2,245,669       2,099,920
                                                                               ----------        ----------      ----------
          Assets                                                               $7,997,531        $8,317,613      $7,206,128
                                                                               ==========        ==========      ==========

NOTE 17.  OTHER MATTERS

The Company reached an agreement on February 15, 1994 whereby the Company was to promptly spin off the THERMASTRUCTURE division into a new wholly owned corporation. The party to the agreement immediately loaned $500,000 to the Company with interest payable quarterly at 8% per annum. The terms of the agreement granted the option to convert the loan into one-sixth (16.67%) of the common stock of the new corporation and also the right and option to acquire up to an additional one-third (33.33%) of the new corporation for $1,000,000 or any portion thereof on a prorata basis. This option was terminated and the note was repaid in November, 1995.

The Company entered into an agreement dated November 3, 1995 for sale of 80% of common stock of THERMASTRUCTURE, Ltd. Company received $750,000 down with the balance to be paid on or before expiration of six months with a minimum of $750,000 cash. Balance due from sale at December 31, 1995 amounted to $1,272,308. This transaction resulted in a gain of $1,061,558 and is reflected in net revenues from licensing and related machinery sales.

NOTE 18.  WORKING CAPITAL DEFICIENCY

Company has experienced working capital deficiencies of $ - 0 - , $865,339, and $1,805,083 for the years ending December 31, 1995, 1994, and 1993, respectively.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                                          OTHER
                                           BALANCE                                        CHANGES
                                             AT                                             ADD           BALANCE
                                          BEGINNING       ADDITIONS                       (DEDUCT)        AT END
     CLASSIFICATION                        OF YEAR         AT COST       RETIREMENTS        (A)           OF YEAR
     --------------                      -----------     -----------     -----------      --------      -----------
Year ended December 31, 1993:

  Land and improvements                  $  204,151       $   5,000      $        -       $      -       $  209,151
  Buildings and improvements              2,112,629          54,759               -              -        2,167,388
  Machinery and equipment                 4,207,249         110,274         637,162         228,551       3,908,912
  Transportation equipment                  363,013          58,004          29,902               -         391,115
  Office equipment                          405,643          11,566               -               -         417,209
                                         ----------       ---------      ----------       ---------      ----------
                                         $7,292,685       $ 239,603      $  667,064       $ 228,551      $7,093,775
                                         ==========       =========      ==========       =========      ==========


Year ended December 31, 1994:

  Land and improvements                  $  209,151       $  86,753      $        -       $       -      $  295,904
  Buildings and improvements              2,167,388         609,077               -               -       2,776,465
  Machinery and equipment                 3,908,912         118,565           1,348         213,870       4,239,999
  Transportation equipment                  391,115          51,236          16,800               -         425,551
  Office equipment                          417,209           4,907               -               -         422,116
                                         ----------       ---------      ----------       ---------      ----------
                                         $7,093,775       $ 870,538      $   18,148       $ 213,870      $8,160,035
                                         ==========       =========      ==========       =========      ==========


Year ended December 31, 1995:

  Land and improvements                  $  295,904       $       -      $   91,754       $       -      $  204,150
  Buildings and improvements              2,776,465         101,015       1,211,264         363,728       2,029,944
  Machinery and equipment                 4,239,999         272,419       1,182,910          50,076       3,379,584
  Transportation equipment                  425,551          15,287          30,698               -         410,140
  Office equipment                          422,116          14,130           8,852               -         427,394
                                         ----------       ---------      ----------       ---------      ----------
                                         $8,160,035       $ 402,851      $2,525,478       $ 413,804      $6,451,212
                                         ==========       =========      ==========       =========      ==========


(A) During 1995, 1994 and 1993, the Company placed in service certain property which has previously been classified as inventory.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                                          OTHER
                                           BALANCE                                        CHANGES
                                             AT                                             ADD           BALANCE
                                          BEGINNING       ADDITIONS                       (DEDUCT)        AT END
     CLASSIFICATION                        OF YEAR         AT COST       RETIREMENTS        (A)           OF YEAR
     --------------                      -----------     -----------     -----------      --------      -----------
Year ended December 31, 1993:

  Land and improvements                  $   24,331       $       -      $        -       $       -      $   24,331
  Buildings and improvements                797,028          85,703               -               -         882,731
  Machinery and equipment                 3,077,080         243,401         639,919               -       2,680,562
  Transportation equipment                  252,618          41,040          22,722               -         270,936
  Office equipment                          294,988          40,538               -               -         335,526
                                         ----------       ---------      ----------       ---------      ----------
                                         $4,446,045       $ 410,682      $  662,641       $       -      $4,194,086
                                         ==========       =========      ==========       =========      ==========



Year ended December 31, 1994:

  Land and improvements                  $   24,331       $       -      $        -       $       -      $   24,331
  Buildings and improvements                882,731          95,429               -               -         978,160
  Machinery and equipment                 2,680,562         248,670           1,348               -       2,927,884
  Transportation equipment                  270,936          37,153          16,800               -         291,289
  Office equipment                          335,526          35,536               -               -         371,062
                                         ----------       ---------      ----------       ---------      ----------
                                         $4,194,086       $ 416,788      $   18,148       $       -      $4,592,726
                                         ==========       =========      ==========       =========      ==========


Year ended December 31, 1995:

  Land and improvements                  $   24,331       $       -      $        -       $       -      $   24,331
  Buildings and improvements                978,160          88,847          57,653               -       1,009,354
  Machinery and equipment                 2,927,884         235,656         725,166               -       2,438,374
  Transportation equipment                  291,289          32,136          30,698               -         292,727
  Office equipment                          371,062          15,299           7,714               -         378,647
                                         ----------       ---------      ----------       ---------      ----------
                                         $4,592,726       $ 371,938      $  821,231       $       -      $4,143,433
                                         ==========       =========      ==========       =========      ==========



(A) During 1995, 1994 and 1993, the Company placed in service certain property which has previously been classified as inventory.

                        RADVA CORPORATION AND SUBSIDIARY

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                ADDITONS
                                                                --------
                                           BALANCE         CHARGED        CHARGED
                                             AT              TO             TO                                 BALANCE
                                          BEGINNING       COSTS AND        OTHER                                AT END
     DESCRIPTION                           OF YEAR        EXPENSES        ACCOUNTS        DEDUCTIONS(A)        OF YEAR
     -----------                         -----------     -----------     -----------      -------------        -------
Year ended December 31, 1993:
  Allowance for doubtful
   accounts                               $ 90,140        $ 13,542         $   -          $ 4,777             $ 98,905
                                          ========        ========         =====          =======             ========


Year ended December 31, 1994:
  Allowance for doubtful
   accounts                               $ 98,905        $105,765         $   -          $     -             $204,670
                                          ========        ========         =====          =======             ========

Year ended December 31, 1995:
  Allowance for doubtful
   accounts                               $204,670        $ (1,419)        $   -          $     -             $203,251
                                          ========        ========         =====          =======             ========


(A) Represents uncollectible amounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Information as to the Company's directors is incorporated by reference to material contained under the heading "Election of Directors" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 29, 1996.
               Information as to the Company's executive officers is set forth under the heading "Executive Officers" in ITEM 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

             Information as to executive compensation is incorporated by reference to material contained under the headings "Cash Compensation" and "Compensation Plans" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 29, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information as to the security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 29, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 29, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements (Included in PART II)

          See ITEM 8 in PART II

(a)  (2)  Financial Statement Schedules (Included in PART II)

          See ITEM 8 in PART II

(a)  (3)  Exhibits

     The exhibits filed with this report and the documents incorporated by reference as exhibits to this report are described below.

     (3) (a) Articles of Incorporation of the Company (Incorporated by reference to Exhibit B to Registration Statement No. 0-15464 filed with the Securities and Exchange Commission on March 9, 1987).

     (3) (b) Bylaws of the Company (Incorporated by reference to Exhibit C to Registration Statement No. 0-15464 filed with the Securities and Exchange Commission on March 9, 1987).

     (4) (a) Bond Purchase Agreement dated as of October 1, 1981 among the Industrial Development Authority of the City of Portsmouth, First & Merchants National Bank, and the Company; Agreement of Sale dated as of October 1, 1981 between the Industrial Development Authority of the City of Portsmouth and the Company; Assignment Agreement dated as of October 1, 1981 between the Industrial Development Authority of the City of Portsmouth and First & Merchants National Bank; $550,000 promissory note of the Company; Deed of Trust dated as of October 1, 1981 between the Industrial Development Authority of the City of Portsmouth and Joseph S. Lovering, Jr. and William H. West, as trustees (Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

     (4)  (b)  Letter of Commitment dated October 9, 1984 between the
Company and Sovran Bank, N.A.; $1,000,000 promissory note of the Company; Deed of Trust dated as of October 10, 1984 between the Company and Joel S. Rhew and
H. Gregory Kilduff, as trustees; Security Agreement dated as of October 10, 1984 between the Company and Sovran Bank, N.A. (Incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

     (4)  (c)  Letter of Commitment dated August 25, 1984 between the
Company and Sovran Bank, N.A. and related promissory note of the Company; Security Agreement dated August 30, 1983 between the Company and First & Merchants National Bank (*the predecessor to Sovran Bank, N.A.); Accounts Receivable and Inventory Reporting Service Instructions dated March 18, 1986; Collateral Services Rate Agreement dated August 17, 1983 between the Company and First & Merchants National Bank (Incorporated by reference to Exhibit 4(c) to Registration Statement No. 33- 5319 filed with the Securities and Exchange Commission on June 25, 1986).

     (4) (d) Letter of Commitment dated September 16, 1987 between the Company and Sovran Bank, N.A. relating to a $1,000,000 line of credit. (Incorporated by reference to Exhibit 4(d) of Registrant's 1987 Form 10-K).

     (4) (e) In addition to the matters reported in Exhibits (4)(a) through (4)(d) above, the long-term debt as shown on the consolidated balance sheet of the Company at December 31, 1989 included additional obligations each of which is less than 10% of the total assets of the Company. The documents evidencing these obligations are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

     (4)  (f)  See Article III, Section 4 of Exhibit 3(a).

     (4)  (g)  See Articles II, III, VI, VIII and IX of Exhibit (3)(b).

     (4) (h) Form of Stock Purchase Warrant (Incorporated by reference to Exhibit 4(g) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

     (10) (a)  Lease Amendment #1 dated August 26, 19897 between the
Company and Gil Gillis, Gwenda Gillis, and Gayla Gillis relating to premises located at 2500 South Main Street, Highway 293, Kennesaw, Georgia (Incorporated by reference to Exhibit 10(a) of Registrant's 1987 Form 10-K).

     (10) (b)  Lease dated February 20, 1986 between Guam Capital
Investment Corporation and the Company relating to premises located at Lot No. 236, Agat, Guam (Incorporated by reference to Exhibit 10(c to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

     (10) (c)  Lease dated April 29, 1986 between Chuckatuck
Partnership and the Company relating to the Company's principal executive office space in Radford, Virginia (Incorporated by reference to Exhibit 10(d) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

     (10)  (d)  Lease dated July 1, 1987 between the Atlantic
Richfield Company and James M. Chamberlain and Patsy L. Chamberlain, as trustees of the Chamberlain Family Trust, relating to premises located at 3802 East Broadway, Phoenix, Arizona.

     (10) (e) Agreement dated March 31, between the Department of the Army and the Company relating to the construction of U.S. military housing in Edgewood, Maryland. (Incorporated by reference to Exhibit 10(e) of Registrant's 1987 Form 10-K).

     (10)  (f)  Agreement dated September 1, 1987 between Zublin
Delaware, Inc. and the Company relating to the construction of U.S. military housing in Vilseck, West Germany. (Incorporated by reference to Exhibit 10(f) of Registrant's 1987 Form 10-K.)

     (10)  (g)  Agreement dated as of July 1, 1985 between ARCO
Chemical Company and the Company relating to the sale of various copolymer resins (Incorporated by reference to Exhibit 10(g) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986.)

     (10)  (h)  Agreement dated as of April 11, 1986 between ARCO
Technology, Inc. and the Company relating to a license of certain manufacturing rights (Incorporated by reference to Exhibit 10(h) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 5, 1986.)

     (10  (i)  Bank of Virginia Trust Company Prototype Plan and
Trust Agreement and accompanying Joinder Agreement (Incorporated by reference to Exhibit 10(i) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 24, 1986.)

     (10) (j) 1986 Stock Option Plan for employees of the Company (Incorporated by reference to Exhibit 10(j) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 24, 1986.)

     (10) (k)  Settlement Agreement dated June 19, 1986 among the
Company, Luther I. Dickens, and Great Northern Corporation (Incorporated by reference to Exhibit 10(k) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 24, 1986.)

     (10) (l) Purchase Agreement dated December 31, 1987 between the Company and the Atlantic Richfield Company (Incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 13, 1988.

     (11)     Statement recomputation of per share earnings.

(b)     Reports on Form 8-K

                   None

(c)     Exhibits

        See ITEM 14(a)(3) above.

(d)     Financial Statement Schedules

        See ITEM 14(a)(2) above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RADVA Corporation


Dated:  May 14, 1996                  By  /s/ LUTHER I. DICKENS
                                         -----------------------
                                         Luther I. Dickens
                                         President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:            By /s/ LUTHER I. DICKENS                  May 14, 1996
                    -------------------------------
                    Luther I. Dickens
                    President and Director



Dated:            By /s/ JAMES M. HYLTON                    May 14, 1996
                    -------------------------------
                    James M. Hylton
                    Director


Dated:            By /s/ RUSH G. ALLEN                      May 14, 1996
                    -------------------------------
                    Rush G. Allen
                    Director


Dated:            By /s/ J. GRANGER MACFARLANE              May 14, 1996
                    -------------------------------
                    J. Granger Macfarlane
                    Director


Dated:            By /s/ WILLIAM C. NORTON                  May 14, 1996
                    -------------------------------
                    William C. Norton
                    Director


Dated:            By /s/ WILLIAM H. WILSON                  May 14, 1996
                    -------------------------------
                    William H. Wilson
                    Director