Form 10-Q
period 1996-06-30
RADVA CORP
filed 1996-08-14
CIK 792984

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                  --------------------------------------------

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  --------------------------------------------

           For Quarter Ended                         Commission File
           June 30, 1996                             Number  0-15464


                               RADVA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             VIRGINIA                              54-0715892
      ------------------------        ------------------------------------
      (State of Incorporation)        (IRS Employer Identification Number)


                                Drawer 2900 FSS
                            Radford, Virginia  24143
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (703) 639-2458
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes       No   X
                                          -----     -----

At August 9, 1996, there were 4,104,727 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                               RADVA CORPORATION


                                     INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1995 and June 30, 1996                 3

          Statements of Operations, Three Months
          and Six Months Ended June 30, 1995 and
          June 30, 1996                                       4

          Statements of Cash Flows, Six Months
          Ended June 30, 1995 and June 30, 1996               5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8-9


PART II.  OTHER INFORMATION                                  10

                               RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                  June 30        December 31
              ASSETS                                1996             1995
                                                ------------     -----------
Current assets:
   Cash..................................       $        60      $      350
                                                ------------     -----------
   Accounts and notes receivable.........             2,793           2,903
   Less allowance for doubtful accounts..               230             203
                                                ------------     -----------
   Net receivables.......................             2,563           2,700
                                                ------------     -----------

  Inventories:
     Finished goods......................               335             375
     Work in process.....................                 4              53
     Raw materials and supplies..........               251             253
     Machinery inventory.................               339             283
                                                ------------      ----------
     Total inventories...................               929             964
                                                ------------      ----------

   Prepaid expenses......................                61              90
   Other current assets..................                36              32
                                                ------------      ----------
         Total current assets............             3,649           4,136
                                                ------------      ----------

Property, plant & equipment, at cost.....             6,778           6,451
   Less accumulated depreciation.........             4,257           4,143
                                                ------------      ----------
         Net property, plant & equip.....             2,521           2,308
                                                ------------      ----------

Investment in RADOSLAV Joint Venture.....               336             336
Trademark rights.........................               259             295
Accounts receivable - noncurrent.........               210             210
Note receivable-noncurrent...............               414             414
Other assets.............................               292             299
                                                ------------      ----------
                                                $     7,681       $   7,998
                                                ============      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt       $       243       $     242
   Notes payable.........................               100               -
   Accounts payable......................             1,107           1,267
   Accrued expenses......................               212             466
   Income taxes payable..................                 -              10
                                                ------------      ----------
          Total current liabilities......             1,662           1,985
                                                ------------      ----------

Long-term debt, excluding current
   installments..........................             2,878           2,834

Stockholders' equity:
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 4,104,727..........                41              41
   Additional paid-in capital............             4,512           4,512
   Retained earnings.....................            (1,412)         (1,374)
                                                ------------      ----------

            Total stockholders' equity...             3,141           3,179
                                                ------------      ----------

                                                $     7,681       $   7,998
                                                ============      ==========

See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Operations
                   Three Months and Six Months Ended June 30
                     (In Thousands, except per share data)


                                                               Three Months Ended                Six Months Ended
                                                                     June 30                          June 30
                                                               ------------------                ----------------

                                                                 1996             1995           1996           1995
                                                                 ----             ----           ----           ----
Net Revenues:
   Manufacturing net revenues ......                           $ 2,349            2,220          4,971          4,782
   Licensing & machinery sales .....                                 -              100              -            279
                                                               --------          -------        -------        -------
   Net revenues ....................                             2,349            2,320          4,971          5,061
                                                               --------          -------        -------        -------

Cost and expenses:
   Cost of sales ...................                             1,777            1,921          3,771          3,902
   Shipping and selling.............                               202              216            427            506
   General and administrative ......                               319              354            648            726
   Research and development.........                                 9               11             12             22
                                                               --------          -------        -------        -------
                                                                 2,307            2,502          4,858          5,156
                                                               --------          -------        -------        -------


   Operating income ................                                42             (182)           113           ( 95)
                                                               --------          -------        -------        -------


Other income (deductions):
   Interest expense.................                              ( 89)            ( 72)          (162)          (149)
   Other............................                                 4               17             10             23
                                                               --------          -------        -------        -------
                                                                  ( 85)            ( 55)          (152)          (126)
                                                               --------          -------        -------        -------


Earnings before income taxes........                              ( 43)            (237)          ( 39)          (221)
Income tax expense..................                                 -                -              -              -
                                                               --------          -------        -------        -------

Net earning (loss)..................                              ( 43)            (237)          ( 39)          (221)
                                                               ========          =======        =======        =======

Earnings (loss) per common share ...                              (.01)            (.06)          (.01)          (.06)
                                                               ========          =======        =======        =======


See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Cash Flows
                            Six Months Ended June 30
                                 (In Thousands)

                                                                                    1996             1995
                                                                                   -----            -----
Cash flows from operating activities:
   Net income....................................                                   $(39)           $(221)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation...............................                                    131              192
      Amortization...............................                                     42               40
      Loss (Gain) on sale of equipment...........                                      -             (142)
    Change in assets and liabilities:
       Decrease (Increase) in net receivables....                                    137              331
       Decrease (Increase) in inventories........                                     35             (229)
       Decrease (Increase) in prepaid expenses...                                     29               44
       Increase in prepaid construction costs....                                      -                -
       Increase in other current assets..........                                     (4)              (9)
       Decrease (Increase) in other assets.......                                      -              (16)
       Increase (Decrease) in cash overdraft.....                                      -               65
       Increase (Decrease) in accounts payable...                                   (160)            (281)
       Increase (Decrease) in accrued expenses...                                   (257)             103
       Increase (Decrease) in deferred revenue...                                      -                -
                                                                                   ------           ------
         Total adjustments.......................                                    (47)              98
                                                                                   ------           ------

         Net cash from operating activities......                                    (86)            (123)
                                                                                   ------           ------

Cash flows from investing activities:
   Proceeds from payments on notes receivable....                                      -                3
   Proceeds from sale of equipment...............                                      -              179
   Capital expenditures for equipment and other
     long-term assets............................                                   (348)             (85)
                                                                                   ------           ------

         Net cash from investing activities......                                   (348)              97
                                                                                   ------           ------

Cash flows from financing activities:
   Proceeds from notes payable...................                                    100              105
   Principal payments under notes payable........                                      -              (85)
   Proceeds from long-term debt..................                                    172                -
   Principal payments under long-term debt.......                                   (128)            (165)
                                                                                   ------           ------

         Net cash from financing activities......                                    144             (145)
                                                                                   ------           ------

Net increase (decrease) in cash..................                                   (290)            (171)

Cash at January 1................................                                    350              189
                                                                                   ------           ------

Cash at June 30..................................                                  $  60            $  18
                                                                                   ======           ======


See accompanying notes to financial statements.

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 June 30, 1996


(1)  General
     -------

The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.


(2)  Property, Plant and Equipment
     -----------------------------

         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  225,984
         Buildings and improvements........................          2,062,360
         Machinery and equipment...........................          3,592,361
         Transportation equipment..........................            442,151
         Office equipment..................................            455,158
                                                                    ----------

                                                                    $6,778,014
                                                                    ==========


(3)  Accrued Expenses
     ----------------

         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  177,963
         Interest..........................................              9,751
         Other.............................................             24,495
                                                                    ----------

                                                                    $  212,209
                                                                    ==========

(4)  Notes Payable
     -------------

     Demand note, collateralized by certain
         accounts receivable and inventory
         Interest at prime plus 2%.........................         $    99,820
                                                                    -----------
                                                                    $    99,820
                                                                    ===========

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 June 30, 1996


(5)  Long-term Debt

         A summary of long-term debt follows:

         Installment note payable to bank, due in
         monthly installments of $43,467, including
         interest at prime plus 2%                               $ 2,900,147

         Installment notes payable with various
         maturities, collateralized by equipment.
         Interest rates ranging from 7.25% to 12.50%                 190,624

         Installment note payable due in monthly
         installments of $279, including interest at
         8.125% with a final balloon payment in August
         1998, collateralized by a deed of trust on
         certain real estate.                                         30,899
                                                                  ----------


              Total long-term debt                                 3,121,670

         Less current installments of long-term debt                 243,281
                                                                 -----------

         Long-term debt, excluding current installments          $ 2,878,389
                                                                 ===========

Item 2 - Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

Results of Operations - Six Months Ended June 30, 1996,
- -------------------------------------------------------
         Compared to Six Months Ended June 30, 1995
         ------------------------------------------

The Company sustained losses in the six months ended June 30, 1996 of $39,000 compared to losses of $221,000 for the six months ended June 30, 1995. These reduced losses of $182,000 were achieved primarily through the shifting of the focus of the Company's operations. An unprofitable door core operation was sold in the third quarter of 1995 and panel manufacturing rights to all remaining territory in the United States were sold in November of 1995. Some fixed costs and limited salaries were retained in the Company. The door core operation had lost $157,000 in the six months ended June 30, 1995.


The Company's revenue from license and machinery sales was $279,000 for the six months ended June 30, 1995, contributing $160,000 to income. However the Company had no license and machinery sales in the six months ended June 30, 1996. However, no particular significance should be given to this absence of sales in the first half of 1996 since these sales tend to occur unevenly in no predictable pattern.


Manufacturing net revenues increased $189,000 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 as a result of the following changes:


                                                    Increase (Decrease)
     Shape molding, primarily packaging sales            $279,000
     Mold production, servicing shape molding sales       181,000
     International building material sales                262,000
     Thermastructure panel sales                         (247,000)
     Door core sales                                     (286,000)
                                                         ---------
                                                         $189,000


Cost of sales, as a percentage of manufacturing net revenues and after elimination of revenues and cost from equipment sales, decreased 4.6%, from 80.5% for the six months ended June 30, 1995 to 75.9% for the six months ended June 30, 1996. This decrease resulted primarily from reduced panel and door core sales which normally carry a higher cost of sales percentage than does the Shape Molding Division.


Shipping and selling expenses, as a percentage of manufacturing net revenues, decreased by 2.0%, from 10.6% for the six months ended June 30, 1995 to 8.6% for the six months ended June 30, 1996. General and administrative expenses decreased by $78,000 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The reduced general and administration expenses was a result of many changes, however the largest reductions occurred in the areas of bank charges and travel.

Results of Operations -Three Months Ended June 30, 1996, Compared
- -----------------------------------------------------------------
         to Three Months Ended June 30, 1995
         -----------------------------------

Manufacturing net revenues increased $129,000 in the three months ended June 30, 1996 compared to the three months ended June 30, 1995. This increase was primarily due to increased sales of $415,000 in the Shape Molding Division partly offset by reduced Thermastructure panel sales of $166,000 and reduced door core sales of $142,000. The reduced panel and door core sales resulted from the sale of those operations as noted above.


Cost of sales, as a percentage of manufacturing net revenues, decreased 10.9%, from 86.5% for the three months ended June 30, 1995 to 75.6% for the three months ended June 30, 1996. This reduction in the cost of sales percentage resulted from the elimination of panel and door core sales in 1996. These sales had very high cost percentages in 1995.


Shipping and selling expenses decreased 1.1% of manufacturing net revenues and general and administrative expenses decreased $35,000 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995.


Liquidity and Capital Resources
- -------------------------------

The Company earned net profits of $482,000, $524,000, $93,000, $514,000, and
$223,000 in 1995, 1994, 1993, 1992, and 1991, respectively.  The company obtained a major refinancing package in 1995 which significantly improved its working capital position from a negative $865,000 at December 31, 1994, to a positive working capital of $1,987,000 at June 30, 1996. This financing package consisted of a $3,000,000 term loan and a $500,000 credit line which had $400,179 available at June 30, 1996.


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


                                        RADVA CORPORATION


                                        /s/ WILLIAM F. FRY
                                        -----------------------------
                                        William F. Fry
                                        Assistant Secretary/Treasurer


August 9, 1996