Form 10-Q
period 1996-09-30
RADVA CORP
filed 1996-11-14
CIK 792984

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarter Ended                                      Commission File
     September 30, 1996                                     Number  0-15464

                               RADVA CORPORATION

             (Exact name of registrant as specified in its charter)


        VIRGINIA                                             54-0715892

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

At November 6, 1996, there were 4,104,727 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                               RADVA CORPORATION

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
 PART I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1995 and September 30, 1996                         3

          Statements of Operations, Three Months
          and Nine Months Ended September 30, 1995
          and September 30, 1996                                           4

          Statements of Cash Flows, Nine Months
          Ended September 30, 1995 and
          September 30, 1996                                               5

          Notes to Financial Statements                                   6-7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8-9

PART II.  OTHER INFORMATION                                               10

                               RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                September 30     December 31
                  ASSETS                            1996             1995
                                                ------------     -----------
Current assets:
   Cash..................................         $    80          $   350
                                                  -------          -------
   Accounts and notes receivable.........           1,594            1,631
   Accounts Receivable - Other...........           1,197            1,272
   Less allowance for doubtful accounts..            (244)            (203)
                                                  -------          -------
   Net receivables.......................           2,547            2,700
                                                  -------          -------

  Inventories:
     Finished goods......................             343              375
     Work in process.....................              38               53
     Raw materials and supplies..........             258              253
     Machinery inventory.................             404              283
                                                  -------          -------
     Total inventories...................           1,043              964
                                                  -------          -------

   Prepaid expenses......................              98               90
   Other current assets..................              67               32
                                                  -------          -------
         Total current assets............           3,835            4,136
                                                  -------          -------

Property, plant & equipment, at cost.....           6,841            6,451
   Less accumulated depreciation.........           4,323            4,143
                                                  -------          -------
         Net property, plant & equip.....           2,518            2,308
                                                  -------          -------

Investment in RADOSLAV Joint Venture.....             336              336
Trademark rights.........................             241              295
Accounts receivable - noncurrent.........             210              210
Note receivable-noncurrent...............             414              414
Other assets.............................             288              299
                                                  -------          -------
                                                  $ 7,842          $ 7,998
                                                  =======          =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt         $   243          $   242
   Notes payable.........................             258               --
   Accounts payable......................           1,186            1,267
   Accrued expenses......................             256              466
   Income taxes payable..................              --               10
                                                  -------          -------
          Total current liabilities......           1,943            1,985
                                                  -------          -------

Long-term debt, excluding current
   installments..........................           2,815            2,834

Stockholders' equity:
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 4,104,727..........              41               41
   Additional paid-in capital............           4,512            4,512
   Retained earnings.....................          (1,469)          (1,374)
                                                  -------          -------

            Total stockholders' equity...           3,084            3,179
                                                  -------          -------

                                                  $ 7,842          $ 7,998
                                                  =======          =======

See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Operations
                Three Months and Nine Months Ended September 30
                     (In Thousands, except per share data)

                                               Three Months Ended               Nine Months Ended
                                                  September 30                    September 30
                                            -----------------------           --------------------
                                             1996              1995            1996           1995
                                             ----              ----            ----           ----
Net Revenues:
   Manufacturing net revenues ......        $2,026            2,106           6,997          6,888
   Licensing & machinery sales .....            --               65              --            344
                                            ------            -----           -----          -----
   Net revenues ....................         2,026            2,171           6,997          7,232
                                            ------            -----           -----          -----

Cost and expenses:
   Cost of sales ...................         1,481            1,745           5,252          5,647
   Shipping and selling.............           182              205             606            711
   General and administrative ......           319              248             967            974
   Research and development.........            13                5              28             27
                                            ------            -----           -----          -----
                                             1,995            2,203           6,853          7,359
                                            ------            -----           -----          -----

   Operating income ................            31              (32)            144           (127)
                                            ------            -----           -----          -----

Other income (deductions):
   Interest expense.................           (89)             (69)           (251)          (218)
   Other............................             2               (1)             12             22
                                            ------            -----           -----          -----
                                               (87)             (70)           (239)          (196)
                                            ------            -----           -----          -----

Earnings before income taxes........           (56)            (102)            (95)          (323)
Income tax expense..................            --               --              --             --
                                            ------            -----           -----          -----

Net earning (loss)..................           (56)            (102)            (95)          (323)
                                            ======            =====           =====          =====

Earnings (loss) per common share ...          (.01)            (.03)           (.02)          (.09)
                                            ======            =====           =====          =====

See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Cash Flows
                         Nine Months Ended September 30
                                 (In Thousands)

                                                          1996             1995
                                                         -----            -----
Cash flows from operating activities:
   Net income....................................        $ (95)           $(323)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation...............................          198              285
      Amortization...............................           63               60
      Loss (Gain) on sale of equipment...........            4             (142)
    Change in assets and liabilities:
       Decrease (Increase) in net receivables....          153              234
       Decrease (Increase) in inventories........          (79)            (194)
       Decrease (Increase) in prepaid expenses...           (8)              37
       Increase in other current assets..........          (35)             (20)
       Decrease (Increase) in other assets.......            1             (132)
       Increase (Decrease) in cash overdraft.....           --               83
       Increase (Decrease) in accounts payable...          (81)            (321)
       Increase (Decrease) in accrued expenses...         (220)             246
                                                         -----            -----
         Total adjustments.......................           (4)             136
                                                         -----            -----

         Net cash from operating activities......          (99)            (187)
                                                         -----            -----

Cash flows from investing activities:
   Proceeds from payments on notes receivable....           --                3
   Proceeds from sale of equipment...............           --              179
   Capital expenditures for equipment and other
     long-term assets............................         (411)            (133)
                                                         -----            -----

         Net cash from investing activities......         (411)              49
                                                         -----            -----

Cash flows from financing activities:
   Proceeds from notes payable...................          258              310
   Principal payments under notes payable........           --             (100)
   Proceeds from long-term debt..................          172               --
   Principal payments under long-term debt.......         (190)            (239)
                                                         -----            -----

         Net cash from financing activities......          240              (29)
                                                         -----            -----

Net increase (decrease) in cash..................         (270)            (167)

Cash at January 1................................          350              189
                                                         -----            -----

Cash at September 30.............................        $  80            $  22
                                                         =====            =====

See accompanying notes to financial statements.

                               RADVA CORPORATION
                         Notes to Financial Statements
                               September 30, 1996

(1)  General

The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2)  Property, Plant and Equipment

         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  225,984
         Buildings and improvements........................          2,104,236
         Machinery and equipment...........................          3,610,958
         Transportation equipment..........................            442,151
         Office equipment..................................            458,014
                                                                    ----------

                                                                    $6,841,343
                                                                    ==========

(3)  Accrued Expenses

         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  186,867
         Interest..........................................              9,751
         Other.............................................             57,900
                                                                    ----------

                                                                    $  254,518
                                                                    ==========

(4)  Notes Payable

         Demand note, collateralized by certain
         accounts receivable and inventory
       Interest at prime plus 2%.........................           $  258,332
                                                                    ----------

                                                                    $  258,332
                                                                    ==========

                               RADVA CORPORATION
                         Notes to Financial Statements
                               September 30, 1996

(5)  Long-term Debt

         A summary of long-term debt follows:

         Installment note payable to bank, due in
         monthly installments of $43,467, including
         interest at prime plus 2%                               $ 2,850,304

         Installment notes payable with various
         maturities, collateralized by equipment.
         Interest rates ranging from 7.25% to 12.50%                 177,701

         Installment note payable due in monthly
         installments of $279, including interest at
         8.125% with a final balloon payment in August
         1998, collateralized by a deed of trust on
         certain real estate.                                         30,689
                                                                 -----------

              Total long-term debt                                 3,058,694

         Less current installments of long-term debt                 243,280
                                                                 -----------

         Long-term debt, excluding current installments          $ 2,815,414
                                                                 ===========

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations - Nine Months Ended September 30, 1996,
         Compared to Nine Months Ended September 30, 1995

The Company sustained losses in the nine months ended September 30, 1996 of $95,000 compared to losses of $323,000 for the nine months ended September 30, 1995. These reduced losses of $228,000 were achieved primarily through the shifting of the focus of the Company's operations. An unprofitable door core operation was sold in the third quarter of 1995 and panel manufacturing rights to all remaining territory in the United States was sold in November of 1995. Some fixed costs and limited salaries were retained in the Company. The door core operation had lost $199,000 in the nine months ended June 30, 1995.

The Company's revenue from license and machinery sales was $344,000 for the nine months ended September 30, 1995, contributing $191,000 to income. However the Company had no license and machinery sales in the six months ended September 30, 1996. However, no particular significance should be given to this absence of sales in the first nine months of 1996 since these sales tend to occur unevenly in no predictable pattern.

Manufacturing net revenues increased $109,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 as a result of the following changes:

                                                           Increase (Decrease)
     Shape molding, primarily packaging sales                   $ 501,000
     Mold production, servicing shape molding sales               133,000
     International building material sales                        161,000
     Thermastructure panel sales                                 (364,000)
     Door core sales                                             (322,000)
                                                                ---------
                                                                $ 109,000

Cost of sales, as a percentage of manufacturing net revenues and after elimination of revenues and cost from equipment sales, decreased 6.0%, from 81.1% for the nine months ended September 30, 1995 to 75.1% for the nine months ended September 30, 1996. This decrease resulted primarily from reduced panel and door core sales which normally carry a higher cost of sales percentage than does the Shape Molding Division.

Shipping and selling expenses, as a percentage of manufacturing net revenues, decreased by 1.6%, from 10.3% for the nine months ended September 30, 1995 to 8.7% for the nine months ended September 30, 1996. General and administrative expenses decreased by $7,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

Results of Operations -Three Months Ended September 30, 1996, Compared to Three Months Ended September 30, 1995

Manufacturing net revenues decreased $80,000 in the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This decrease was due to increased sales of $169,000 in the Shape Molding Division more than offset by reduced Thermastructure panel sales of $112,000, reduced door core sales of $36,000 and reduced shipments of building materials shipped to Russia of $101,000. The reduced panel and door core sales resulted from the sale of those operations as noted above. The reduced shipment of building materials to Russia was a result of what is expected to be a temporary interruption of the Russian funds available to prepay for such shipments.

Cost of sales, as a percentage of manufacturing net revenues, decreased 9.8%, from 82.9% for the three months ended September 30, 1995 to 73.1% for the three months ended September 30, 1996. This reduction in the cost of sales percentage resulted from the elimination of panel and door core sales in 1996. These sales had very high cost percentages in 1995.

Shipping and selling expenses decreased .7% of manufacturing net revenues and general and administrative expenses increased $71,000 for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. The increase in general and administrative expenses consisted of increases of $64,000 and $40,000 in shape molding and licensing, respectively, partly offset by a $39,000 decrease in the sold operations of panel and door core sales.

Liquidity and Capital Resources

The Company earned net profits of $482,000, $524,000, $93,000, $514,000, and
$223,000 in 1995, 1994, 1993, 1992, and 1991, respectively. The company obtained a major refinancing package in 1995 which significantly improved its working capital position from a negative $865,000 at December 31, 1994, to a positive working capital of $1,892,000 at September 30, 1996. This financing package consisted of a $3,000,000 term loan and a $500,000 credit line which had $241,668 available at September 30, 1996.

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

Item 6.   Exhibits and Reports on Form 8-K
          Not applicable.

          Pursuant to the requirements of the Securities Exchange Act of 1934,this form 10-Q has been signed on behalf of the Registrant by its Assistant Secretary/Treasurer who is authorized to sign on behalf of the Registrant.

                                        RADVA CORPORATION

                                        /s/ WILLIAM F. FRY
                                        ------------------------------
                                        William F. Fry
                                        Assistant Secretary/Treasurer

November 11, 1996