Form 10-K
period 1996-12-31
RADVA CORP
filed 1997-04-08
CIK 792984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

                         Commission file number 0-15464

                               RADVA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Virginia                                   54-0715892
 -------------------------------                     -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                        Drawer 2900 First Street Station
                            Radford, Virginia 24143
                                 (540) 639-2458
         -------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (par. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 19, 1997 (see ITEM 5 for explanation of calculation): $ 755,103

Number of shares of common stock outstanding as of March 19, 1997: 4,104,727

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant's proxy statement for its annual meeting of stockholders scheduled for April 16, 1997.

DESCRIPTION OF BUSINESS

General Development of Business

RADVA Corporation (the "Company") was organized in 1962 as a Virginia corporation to engage in the production of molded and fabricated products from expandable polystyrene. Historically, the Company has specialized in the production of customized expanded polystyrene packaging materials used to protect products during shipment; however, the Company has developed a composite building panel produced from expanded polystyrene and steel which it sells under the trademark THERMASTRUCTURE. In November, 1995, The Company sold 80% interest in its subsidiary, THERMASTRUCTURE Ltd., which manufactures the building panels and has rights to market licensing rights to territories in the United States not previously licensed. The Company continues to market manufacturing rights to its patented building panel system in territories outside of the United States. The Company also operates a Custom Mold Division which produces aluminum molds to supply the tools and dies used in its protective packaging business and manufactures specialized machinery used in the production of THERMASTRUCTURE building panels.

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

      Class of Product                                              1996                1995               1994
      ----------------                                              ----                ----               ----
PROTECTIVE PACKAGING AND
SIMILAR MATERIALS
   Protective Packaging                                            92.9%               73.6%              68.9%

THERMASTRUCTURE Building Panels
   License fees & machinery sales                                   2.9%               14.0%              10.5%
   Panel sales & related revenue                                    4.2%               12.4%              20.6%
                                                                  -----               -----              -----
                                                                  100.0%              100.0%             100.0%


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

THERMASTRUCTURE  Building Panels

The Company's THERMASTRUCTURE building panels are designed for use in the construction of residential housing and commercial products. The panels are manufactured from a composite of expanded polystyrene and steel and offer a lightweight and durable alternative to traditional building materials such as timber or metal. The panels can be used in the construction of load bearing walls or interior partitions and in the manufacture of structural systems for floors or roofs. The panels also offer substantial design flexibility as they can be molded into conventional configurations or nonconventional shapes. In order to promote acceptance of the panels and to demonstrate the reliability of the panels in various climatic conditions, the Company has constructed buildings using the THERMASTRUCTURE system in various locations throughout the United States. The Company operated panel manufacturing facilities in Radford, Virginia and Agat, Guam. The Guam subsidiary was sold in October 1990. The Company sold 80% interest in its division which manufactures the panels in November, 1995.

During 1992, the Company began shipping equipment to RADOSLAV, a Joint Venture in which the Company owns a 31% interest, located at Pereslavl-Zalessky, Russia, approximately 75 miles north of Moscow. RADOSLAV produces THERMASTRUCTURE panels for sale in Russia and other European countries. The Company and three Russian entities, Pereslavlstroy Trust, Slavich Corporation and Argamak Corporation are the primary joint venture participants. The Joint Venture agreement called for the Company to contribute technology, the right for RADOSLAV to produce THERMASTRUCTURE panels under the Company's trademarks and U.S. currency that is included in the investment account. The Russian principals contributed a manufacturing facility of approximately 24,000 square feet, and a sum of Russian currency.

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

Patents and Trademarks

The Company holds three United States patents relating to the THERMASTRUCTURE system and certain corresponding patents in Canada, Mexico, and Great Britain. These patents cover the THERMASTRUCTURE building panels, the manufacture of THERMASTRUCTURE building panels and a method of combining THERMASTRUCTURE building panels to construct a house. The Company pursues a policy of filing for patents on any product development that it considers to be significant. The Company has registered the trademark THERMASTRUCTURE and WALLFRAMETM in the United States and has applied for registration in Great Britain.

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

Customers

The Company's protective packaging business has a broad base of customers; however, one customer accounted for approximately 10.5% of protective packaging revenues in 1997.

Backlog

The Company had approximately $828,000 in backlog orders for protective packaging products as of December 31, 1996, compared to backlog orders of approximately $713,000 as of December 31, 1995. Although the Company believes that such backlog orders are firm, the purchase orders for protective packaging products generally may be cancelled without cause by the customer. The Company expects to fill all of these orders during 1997.

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

Regulation

The Company is subject to state and federal laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act ("OSHA") and by the Environmental Protection Agency. The Company's manufacturing facilities are subject to compliance with comprehensive OSHA standards. The Company believes that its manufacturing facilities and processes are currently in compliance with OSHA and does not anticipate capital expenditures for environmental control facilities or for compliance with OSHA standards during 1997. The Company does not believe that its compliance with federal and state environmental regulations has had or will have a material effect on its capital expenditures, earnings, or competitive position.

Employees

The Company employs approximately 150 persons. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

Executive Officers

The following table identifies and sets forth certain information about the executive officers of the Company.

Name                          Age              Position and Year of Election
----                          ---              -----------------------------
Luther I. Dickens              64              President (1965)

James M. Hylton                63              Secretary and Treasurer (1969)


ITEM 2. PROPERTIES

Real Estate

         The real estate owned or leased by the Company and used in the Company's primary business operations is described below.

         (1) The Company owns approximately 10 acres of land in Radford, Virginia, and a 71,000 square foot building located on the Radford property. The building includes approximately 5,000 square feet of office space and approximately 66,000 square feet of manufacturing space. The Radford property is subject to deeds of trust which had outstanding balances as of December 31, 1996, aggregating approximately $2,774,567.

         (2) The Company owns approximately 7 acres of land in Portsmouth, Virginia, and a 44,000 square foot building located on the Portsmouth property. The building includes approximately 2,000 square feet of office space and approximately 42,000 square feet of manufacturing space. The Portsmouth property is subject to a deed of trust which had an outstanding balance as of December 31, 1996 of approximately $2,774,567.

         (3) The Company leases approximately 12,000 square feet of manufacturing space in Radford, Virginia, under a month-to-month lease which requires monthly rental payments of $1,000. The property is used by the Company's Custom Mold Division and is leased to the Company by a partnership in which Mr. Dickens and Dr. Hylton are general partners.

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

The Company owns 3 trucks and 12 trailers and leases 2 tractors which it uses to ship products to customers. The Company owns 2 vans and 6 cars which it uses principally for sales and sales service functions. The Company believes that its present equipment is adequate, well maintained, and in good operating condition.

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

                                    1996                         1995                        1994
                                    ----                         ----                        ----
                             High          Low            High           Low           High           Low
First
Quarter                      3/4           7/16           9/16           7/16          1 1/8            1

Second
Quarter                      9/16          7/16            7/8           3/4             5/8          9/16

Third
Quarter                      5/8           9/16           1 1/8          3/4            13/16          3/4

Fourth
Quarter                      7/16          7/16           1 1/8           1            1 1/4           7/8

The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. There was no established public trading market for the Common Stock before June 1986.

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 19, 1997 shown on the facing page of this report was calculated as follows: the number of shares beneficially owned by the officers and directors of the Company as a group as of March 19, 1997 was subtracted from 4,104,727, the total number of shares outstanding on that date, and the resulting figure was multiplied by $.4375, the average of the bid and asked prices of the Company's stock in the over-the-counter market on March 19, 1997. The foregoing calculation should not be deemed an admission that any of the officers or directors of the Company is an "affiliate" of the Company.

Number of Stockholders

As of March 19, 1997, there were 317 record holders of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA


SELECTED STATEMENTS OF
INCOME (LOSS) DATA:

                                                                     Years Ended December 31,
                                         --------------------------------------------------------------------------------
                                         1996               1995                1994               1993              1992
                                         ----               ----                ----               ----              ----
                                                        (Dollar amounts in thousands except per share data)
Net Revenues                         $9,720             $10,777             $11,641            $10,405            $10,958

Income (loss) from
  continuing operations
  before income taxes
  and extraordinary
  items                                  --                 492                 534                 93                514

Income (loss) before
  extraordinary items                    --                 482                 524                 93                339

Net income (loss)                        --                 482                 524                 93                514

Income (loss) per
  common share before
  extraordinary items                    --                 .13                 .14                .02                .09

Net income (loss) per
  common share                           --                 .13                 .14                .02                .14


SELECTED BALANCE                                                 Years Ended December 31,
SHEET DATA:                             ---------------------------------------------------------------------------
                                        1996             1995              1994             1993               1992
                                        ----             ----              ----             ----               ----
                                                              (Dollar amounts in thousands)
Working capital                       $1,871           $2,151            $ (865)         $(1,805)           $(1,390)

Net property, plant
  and equipment                        2,497            2,308             3,567            2,900              2,847

Total assets                           7,774            7,998             8,318            7,206              7,503

Long-term debt
  (including current
  maturities)                          2,971            3,075             2,383            1,515              1,600


Stockholders' equity                   3,180            3,179             2,357            1,833              1,741

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage relationship that certain items in the statements of operations bear to the net revenues of the Company for each year during the five-year period ended December 31, 1996. Additional financial information as to the Company's three industry segments is set forth in note 16 to the financial statements.

                                                                    Years Ended December 31
                                                 ---------------------------------------------------------------
                                                 1996         1995             1994          1993           1992
                                                 ----         ----             ----          ----           ----
Manufacturing net revenues                       97.1%          86.0%         89.5%          91.7%          86.6%
Licensing & related
   machinery sales                                2.9           14.0          10.5            8.3           13.4
                                                -----          -----         -----          -----          -----
   Net revenues                                 100.0%         100.0%        100.0%         100.0%         100.0%
                                                -----          -----         -----          -----          -----
Cost and expense:
Cost of sales                                    75.1           69.4          70.2           74.1           70.2
Shipping and sales                                8.2            9.0           9.9           12.7           11.9
General and administrative                       12.9           13.5          13.2           10.2           10.7
Research and development                           .5            0.3           0.0            0.0             .2
                                                -----          -----         -----          -----          -----
                                                 96.7           92.2          93.3           97.0           93.0
                                                -----          -----         -----          -----          -----

    Operating income (loss)                       3.3            7.8           6.7            3.0            7.0
                                                -----          -----         -----          -----          -----
Other income (deductions)
   Interest expense                              (3.3)          (2.7)         (2.5)          (2.5)          (2.6)
   Interest income                                 --             .1            .1             .3             .2
   Other                                           --           ( .0)           .3             .1             .1
                                                -----          -----         -----          -----          -----

                                                 (3.3)          (2.6)         (2.1)          (2.1)          (2.3)
                                                -----          -----         -----          -----          -----

Income (loss) from continuing
   operations before income taxes
   and extraordinary item                          --            4.6            4.6            .9            4.7
Income tax expense                                 --           ( .1)            .1           (.0)          (1.6)
                                                -----          -----         -----          -----          -----

Income (loss) before
   extraordinary item                              --            4.5           4.5             .9            3.1

Extraordinary items                                --             .0            .0             .0            1.6
                                                -----          -----         -----          -----          -----

Net income (loss)                                   0%           4.5%          4.5%            .9%           4.7%
                                                =====          =====         =====          =====          =====

1996 Compared to 1995

The Company's 1996 revenues of $9,720,000 were less than 1995 revenues by $1,057,000. The major component of this reduction was the result of a $1,062,000 net gain on the sale of 80% interest in the Company's THERMASTRUCTURE Panel Division included in 1995 revenues and, of course, not repeated in 1996. Revenue reductions from the panel and door core operations which were sold in the last quarter of 1995 were $420,000 and $315,000, respectively. However the Shape Molding Division had increased revenues of $901,000, representing an 11.4% increase over 1995. Both the Shape Molding and Thermastructure Licensing and Machine Divisions are expected to report significant revenue increases in 1997.

After eliminating the cost of license and machinery sales of $234,000 and $60,000 in 1996 and 1995, respectively, cost of sales as a percentage of manufacturing revenues decreased 5.1%, to 74.9% in 1996 from 80.0% in 1995. A large factor in this reduction was the 1995 sale of the panel and door core manufacturing divisions, which carried higher than Company average cost of sales percentages.

Shipping and selling expenses, as a percentage of manufacturing net revenues, decreased 2.0%, to 8.5% in 1996 from 10.5% in 1995. The primary factor in this reduction occurred within shipping expenses at the Radford, Virginia plant where costs were down $95,000. Even though sales were down at the Radford plant by 5.5%, shipping costs were down 23.6%. Driver wages and warehouse labor were both down $28,000 and $30,000, respectively, accounting for a large portion of the reduced costs.

General and administrative expenses, as a percentage of manufacturing net revenues, decreased 2.4%, to 13.3% in 1996 from 15.7% in 1995. Within corporate services, wages were down $22,000, primarily as a result of the retirement of one individual. Also within corporate services, travel and bank charges were down $32,000 and $39,000, respectively. The almost elimination of bank charges, other than interest, was a result of bank refinancing achieved in December of 1995.

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

Another development, although not substantially reflected in 1995 operations, was the signing of a supply contract with one of the Company's largest shape molding/packaging customers. As a result, sales are expected to increase significantly in 1996.

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

The Company's 1995 revenues of $10,777,000 were lower than 1994 revenues by $864,000 representing a 7% decrease. This decrease consisted of the following increases or (decreases) in 1995 as compared to 1994:

               Shape Molding Division                          $   207,000
               Miscellaneous:
                    Gain on discounted note payoff                (229,000)
                    Other miscellaneous                             (4,000)
               THERMASTRUCTURE Division:
                    Panel sales                                 (1,252,000)
                    Door Core sales                               (438,000)
                    RADVA RU supply sales                          566,000
                    License and machinery sales                    286,000
                                                               -----------
                                                               $  (864,000)

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

After eliminating the cost of license and machinery sales from cost of sales of $60,000 and $152,000 in 1995 and 1994, respectively, and after eliminating miscellaneous revenues of $8,000 and $239,000 in 1995 and 1994, respectively, cost of sales, as a percentage of manufacturing revenues increased to 80.1% in 1995 from 78.8% in 1994. The $239,000 miscellaneous revenues in 1994, eliminated above, consisted primarily of $229,000 from a discounted payoff of a note payable. This increase in the cost of sales percentage was primarily caused by increases in cost of sales percentages in panels and door cores. The cost of sales percentage for the largest component of manufacturing net revenues, shape molding/packaging, went down to 73.4% in 1995 from 76.0% in 1994. The components of manufacturing net revenues largely responsible for the overall increase will not be a factor in 1996. Panel manufacturing has been transferred to the purchasers of THERMASTRUCTURE, Ltd. and the door core manufacturing operation has been discontinued. The cost of panel manufacturing had increased primarily due to the non repeat of the large sales to Mexico in 1994. It is expected that the new marketing efforts of THERMASTRUCTURE, Ltd. will result in increased sales and, therefore, a reduced cost of sales percentage in 1996.

Shipping and selling expenses decreased, as a percentage of adjusted manufacturing net revenues, to 10.5% in 1995 from 11.3% in 1994. This reduction was primarily due to reduced expenses in the Shape Molding Division. General and administrative expenses decreased $76,000, to $1,456,000 in 1995 from $1,532,000 in 1994. This favorable shift was largely a result of reductions in travel, wages, and phone expenses.

1994 Compared to 1993

The Company's 1994 revenues of $11,641,000 were greater than 1993 revenues by $1,236,000, representing an approximate 12% increase. This increase consists of the following changes among divisions or profit centers:

         Shape Molding Division                              $ (859,000)
         THERMASTRUCTURE Division:
            Panel sales                                       1,267,000
            Door core sales                                     279,000
            License and machinery sales                         549,000
                                                             ----------
                                                             $1,236,000
                                                             ==========

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

Liquidity and Capital Resources

Even though the Company was only marginally profitable in 1996, more significant earnings were achieved in each of the five previous years. The Company obtained a major refinancing package in December, 1995 which significantly improved its working capital position from a negative $865,000 in December, 1994 to a positive balance of $2,151,000 in December, 1995. The working capital position remained high at $1,871,000 at December, 1996. This financing package consisted of a $3,000,000 term loan and a $500,000 line of credit, of which $200,000 remained available at December, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
-----------------------------
                                                                                Page
                                                                                ----
Independent Auditors' Reports............................................        14

Balance Sheets as of December 31, 1996 and 1995..........................     15-16

Statements of Operations for the Years Ended
   December 31, 1996, 1995, and 1994.....................................        17

Statements of Stockholders' Equity for the Years
   Ended December 31, 1996, 1995, and 1994...............................        18

Statements of Cash Flows for the Years
   Ended December 31, 1996, 1995, and 1994...............................     19-20

Notes to Financial Statements as of December 31,
   1996, 1995, and 1994..................................................     21-30



Index to Financial Statement Schedules
--------------------------------------

Schedule V  - Property, Plant and Equipment..............................        31

Schedule VI - Accumulated Depreciation and
   Amortization of Property, Plant, and Equipment........................        32

Schedule VIII - Valuation and Qualifying Accounts........................        33

                          PERSINGER & COMPANY, L.L.C.
                          Certified Public Accountants
                          ----------------------------

203 W. Grayson Street                                   Telephone (540) 236-8135
P.O. Box 797                                                  FAX (540) 236-0797
Galax, Virginia 24333


                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
RADVA Corporation

We have audited the consolidated financial statements and the consolidated financial statement schedules of RADVA Corporation and subsidiary as of and for the years ended December 31, 1996 and 1995 as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RADVA Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the 1996 and 1995 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                              /s/ Persinger & Company, L.L.C.


Galax, Virginia
January 24, 1997


 A Virginia Limited Liability Company * Members American Institute of Certified
                               Public Accountants

                        RADVA CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                                  1996                   1995
                                                                                                  ----                   ----
                 ASSETS
Current assets:
  Cash and cash equivalents (Notes 2 and 3)                                                     $   23,625             $  349,946
                                                                                                ----------             ----------

  Accounts and notes receivable (Notes 8 and 9)                                                  1,665,234              1,630,776
  Receivable - other (Notes 3 and 16)                                                            1,197,308              1,272,308
  Less allowance for doubtful accounts                                                             172,560                203,251
                                                                                                ----------             ----------
          Net receivables                                                                        2,689,982              2,699,833
                                                                                                ----------             ----------

  Inventories (Notes 8 and 9):
     Finished goods                                                                                397,404                374,595
     Work-in-process                                                                                28,521                 53,490
     Raw materials and supplies                                                                    243,416                252,897
     Machinery inventory                                                                           239,627                282,597
                                                                                                ----------             ----------
          Total inventories                                                                        908,968                963,579
                                                                                                ----------             ----------

  Prepaid expenses                                                                                 133,819                 90,238
  Other current assets                                                                              30,238                 31,843
                                                                                                ----------             ----------

          Total current assets                                                                   3,786,632              4,135,439
                                                                                                ----------             ----------

Property, plant and equipment, at cost (Notes 5, 8 and 9)                                        5,564,578              6,451,212
Less accumulated depreciation and amortization                                                   3,067,206              4,143,433
                                                                                                ----------             ----------
          Net property, plant and equipment                                                      2,497,372              2,307,779
                                                                                                ----------             ----------

Other assets, at cost, less accumulated amortization:
  Investment in Radoslav Joint Venture (Note 6)                                                    336,103                336,103
  Investment in Thermastructure, LTD (Note 16)                                                     210,224                210,224
  Trademark right                                                                                  223,062                295,128
  Note receivable - noncurrent                                                                     414,131                414,131
  Other                                                                                            306,254                298,727
                                                                                                ----------             ----------
                                                                                                 1,489,774              1,554,313
                                                                                                ----------             ----------
                                                                                                $7,773,778             $7,997,531
                                                                                                ==========             ==========





                                                                     (continued)

                        RADVA CORPORATION AND SUBSIDIARY

                                                                                                 1996                   1995
                                                                                                 ----                   ----
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (Notes 3 and 9)                                        $  292,534             $  241,505
  Notes payable (Note 8)                                                                           300,000                     --
  Accounts payable                                                                               1,124,142              1,267,242
  Accrued expenses (Note 7)                                                                        199,215                465,793
  Income taxes payable (Note 10)                                                                        --                 10,385
                                                                                                ----------             ----------

          Total current liabilities                                                              1,915,891              1,984,925
                                                                                                ----------             ----------

Long-term debt, excluding current installments
  (Notes 3 and 9)                                                                                2,678,127              2,833,239
                                                                                                ----------              ---------

          Total liabilities                                                                      4,594,018              4,818,164
                                                                                                ----------              ---------

Commitments, contingencies and other matters
  (Notes 9, 13, 16 and 17)

Stockholders' equity:
  Common stock, par value $.01 per share; authorized
    10,000,000 shares; issued 4,104,727 shares                                                      41,047                 41,047
  Additional paid-in capital                                                                     4,511,939              4,511,939
  Retained deficit                                                                              (1,373,226)            (1,373,619)
                                                                                                ----------             ----------

          Total stockholders' equity                                                             3,179,760              3,179,367


                                                                                                ----------             ----------
                                                                                                $7,773,778             $7,997,531
                                                                                                ==========             ==========


See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                           1996                   1995                   1994
                                                                           ----                   ----                   ----
Net revenues:
  Manufacturing net revenues                                             $9,432,869            $ 9,266,527            $10,415,712
  Licensing and related machinery sales (Note 16)                           287,239              1,510,684              1,225,004
                                                                         ----------            -----------            -----------
                                                                          9,720,108             10,777,211             11,640,716
                                                                         ----------            -----------            -----------

Costs and expenses:
  Cost of sales                                                           7,302,820              7,475,498              8,170,258
  Shipping and selling expenses                                             798,641                972,200              1,147,203
  General and administrative expenses                                     1,252,295              1,456,474              1,532,473
  Research and development expenses                                          50,531                 29,834                  8,500
                                                                         ----------            -----------            -----------
                                                                          9,404,287              9,934,006             10,858,434
                                                                         ----------            -----------            -----------

          Operating income                                                  315,821                843,205                782,282
                                                                         ----------            -----------            -----------

Other income (expense):
  Interest expense                                                         (322,275)              (297,833)              (294,981)
  Interest income                                                                --                 11,159                 18,424
  Other                                                                       4,281                  4,635                 19,141
                                                                         ----------            -----------            -----------
                                                                           (317,994)              (282,039)              (257,416)
                                                                         ----------            -----------            -----------

                                                                             (2,173)               561,166                524,866
                                                                         ----------            -----------            -----------

Gain (loss) on sale of assets:
  Equipment                                                                   2,566                  2,794                  9,000
  Real estate                                                                    --                (44,015)                    --
                                                                         ----------            -----------            -----------
                                                                              2,566                (41,221)                 9,000
                                                                         ----------            -----------            -----------

Equity in net income (loss) of
  investee                                                                       --                (27,583)                    --
                                                                         ----------            -----------            -----------

Income before income taxes                                                      393                492,362                533,866

Provision for income taxes (Note 10)                                             --                 10,385                 (9,688)
                                                                         ----------            -----------            -----------

          Net income                                                     $      393            $   481,977            $   524,178
                                                                         ==========            ===========            ===========

Income per common share:
          Net income                                                     $       --            $       .13            $       .14
                                                                         ==========            ===========            ===========




See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        ADDITIONAL               RETAINED              TOTAL
                                                    COMMON                PAID-IN                EARNINGS           STOCKHOLDERS'
                                                    STOCK                 CAPITAL                (DEFICIT)             EQUITY
                                                    ------              -----------              ---------          -------------
Balance at December 31, 1993                         $37,421             $4,175,565            $(2,379,774)            $1,833,212

Net income                                                --                     --                524,178                524,178
                                                     -------             ----------            -----------             ----------

Balance at December 31, 1994                          37,421              4,175,565             (1,855,596)             2,357,390
Stock issued                                           3,626                336,374                      -                340,000
Net income                                                --                     --                481,977                481,977
                                                     -------             ----------            -----------             ----------

Balance at December 31, 1995                          41,047              4,511,939             (1,373,619)             3,179,367

Net income                                                --                     --                    393                    393
                                                     -------             ----------            -----------             ----------

Balance at December 31, 1996                         $41,047             $4,511,939            $(1,373,226)            $3,179,760
                                                     =======             ==========            ===========             ==========





See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                           1996                   1995                   1994
                                                                           ----                   ----                   ----
Cash flows from operating activities:
  Net income                                                              $     393            $   481,977            $   524,178

  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                                          285,830                371,938                416,788
      Amortization                                                          118,601                129,927                 92,858
      Allowance for doubtful accounts                                       (30,691)                (1,419)               105,765
      (Gain) on sale of investment                                               --             (1,061,558)                    --
      Proceeds from sale of investment,
        net of cash and cash equivalents sold                                    --                687,386                     --
      (Gain) loss on sale of assets                                          (2,566)                41,221                 (9,000)
      Equity loss in investee                                                    --                 27,583                     --
      Changes in assets and liabilities:
        Decrease (increase) in accounts and notes
          receivable                                                        (34,458)              (165,231)               (72,425)
        Decrease (increase) in receivable - other                            75,000                500,000               (500,000)
        Decrease (increase) in inventories                                   54,611               (101,046)                57,265
        Decrease (increase) in prepaid expenses                             (43,581)                 2,349                (30,732)
        Decrease (increase) in other current assets                           1,605                 (1,605)                37,323
        Decrease (increase) in note receivable-noncurrent                        --                 73,499                 43,393
        Decrease (increase) in account receivable-noncurrent                     --                 58,267                 58,266
        Increase in other assets                                            (54,062)               (52,422)               (47,372)
        Increase (decrease) in accounts payable                            (143,100)              (522,873)               228,501
        Increase (decrease) in accrued expenses                            (266,578)              (134,212)                (8,932)
        Increase (decrease) in income taxes payable                         (10,385)                   697                  9,688
        Increase (decrease) in other liabilities                                 --                     --               (274,187)
                                                                          ---------            -----------            -----------

          Net cash provided by (used in) operating activities               (49,381)               334,478                631,377
                                                                          ---------            -----------            -----------

Cash flows from investing activities:
  Investment in Radoslav                                                         --                     --                 (6,360)
  Proceeds from sale of assets                                                6,400                 39,579                  9,000
  Company manufactured equipment and buildings                              (15,699)              (413,804)              (213,870)
  Capital expenditures on equipment                                        (463,558)              (402,851)              (870,538)
                                                                          ---------            -----------            -----------

          Net cash used in investing activities                            (472,857)             (777,076)             (1,081,768)
                                                                          ---------            -----------            -----------

Cash flows from financing activities:
  Cash overdraft                                                                 --                     --               (136,266)
  Net proceeds (payments) on notes payable                                  300,000             (1,293,787)                20,278
  Proceeds from issuance of long-term debt                                  172,433              3,011,287              1,308,206
  Principal payments under long-term debt                                  (276,516)            (1,454,078)              (559,981)
  Proceeds from sale of common stock                                             --                340,000                     --
                                                                          ---------            -----------            -----------
          Net cash provided by financing activities                       $ 195,917            $   603,422            $   632,237
                                                                          ---------            -----------            -----------

                        RADVA CORPORATION AND SUBSIDIARY

                                                                           1996                   1995                   1994
                                                                           ----                   ----                   ----
Net increase (decrease) in cash                                           $(326,321)              $160,824               $181,846

Cash and cash equivalents at beginning of year                              349,946                189,122                  7,276
                                                                          ---------               --------               --------

Cash and cash equivalents at end of year                                  $  23,625               $349,946               $189,122
                                                                          =========               ========               ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                  $ 327,760               $329,700               $274,323
                                                                          =========               ========               ========

  Cash paid during the year for income taxes                              $  10,385               $  9,688               $     --
                                                                          =========               ========               ========


Supplemental disclosure of noncash investing activities:

   During 1994, the Company transferred other assets valued at $9,306 to the investment in Radoslav Joint Venture. There were no transfers during 1996 and 1995.

   The sale of eighty (80) percent of the investment in Thermastructure, Ltd for $2,022,308 resulted in the transfer of the following assets and liabilities:

   Assets and liabilities transferred:

     Cash and cash equivalents (escrows)                                                        $   53,092
     Property, plant and equipment                                                               1,657,849
     Prepaid expenses                                                                               26,397
     Inventory                                                                                     122,945
     Other assets                                                                                  109,536
     Debt assumed                                                                                 (780,784)
   Expense of sale                                                                                   9,522
   Investment retained (20%)                                                                      (237,807)
                                                                                                ----------
                                                                                                $  960,750
                                                                                                ==========

See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

RADVA Corporation and subsidiary (the Company) produces and sells molded and fabricated expanded polystyrene foam products such as packaging materials and containers. The Company has also developed and patented housing construction panels utilizing expanded polystyrene foam reinforced with steel. In addition, they build and sell machinery used to manufacture the panels along with the licensing rights to market the panels. The Company operates facilities in Radford and Portsmouth, Virginia.

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

Other assets

Included in other assets are patents and loan costs, which are amortized over their respective estimated lives, and trademark rights, which are amortized over 12 years. Accumulated amortization was $986,734 and $868,133 as of December 31, 1996 and 1995, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

Net revenues represent sales of fabricated foam products, machines and fees from licensing agreements. Revenues from sales and the licensing agreements are recognized upon completion of the transaction.

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

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure about the fair value of certain instruments. Cash, receivables, accounts payable and accrued liabilities are reflected in the financial instruments at fair value because of the short-term maturity of these instruments. The estimated fair values of the company's financial instruments are disclosed in Note 3.

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

Per Share Information

Earnings per share are based on the average number of common shares of the Company outstanding. The number of shares used in computing per share information was 4,104,727 in 1996, 3,772,282 in 1995 and 3,742,060 in 1994.

Reclassification

Certain reclassifications have been made to prior years' financial statements to place them on a comparable basis with the current year.

NOTE 2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                                             1996                   1995                   1994
                                                                             ----                   ----                   ----
Petty cash and non-interest bearing accounts                                $23,625               $349,946               $106,512
Restricted by IDA bonds, series 1995                                             --                     --                 82,610
                                                                            -------               --------               --------
          Total cash and cash equivalents                                   $23,625               $349,946               $189,122
                                                                            =======               ========               ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents:

The carrying amount approximates fair value because of the short maturity of those instruments.

Receivable - other:

The carrying amount is a reasonable estimate of fair value since entire amount is due within one year.

Long-term debt:

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

The estimated fair values of the Company's financial instruments as of December 31, 1996 are as follows:

                                                                                       1996
                                                                    --------------------------------------
                                                                    Carrying Amount             Fair Value
                                                                    ---------------             ----------
Cash and cash equivalents                                                $   23,625             $   23,625
Receivable - other                                                        1,197,308              1,197,308
Long-term debt                                                            2,970,661              2,970,661


NOTE 4. RECEIVABLES

Information about impaired receivables as of and for the years ended December 31, 1996 and 1995 is as follows:

                                                                                                  1996                   1995
                                                                                                  ----                   ----
    Receivables for which there is a related
      allowance for bad debts                                                                    $451,005              $389,944
    Receivables for which there is no related
      allowance for bad debts                                                                     438,131               488,131
                                                                                                 --------              --------
          Total impaired receivables                                                             $889,136              $878,075
                                                                                                 ========              ========
    Related allowance for possible bad debts                                                     $168,210              $153,349
                                                                                                 ========              ========
    Average balance (based on beginning and
      ending of year)                                                                            $883,606              $847,686
                                                                                                 ========              ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                                       1996                   1995
                                                                       ----                   ----
          Land and improvements                                      $  225,984             $  204,150
          Buildings and improvements                                  2,102,263              2,029,944
          Machinery and equipment                                     2,702,842              3,379,584
          Transportation equipment                                      333,289                410,140
          Office equipment                                              200,200                427,394
                                                                     ----------              ---------
                                                                     $5,564,578             $6,451,212
                                                                     ==========             ==========


NOTE 6. INVESTMENT IN RADOSLAV JOINT VENTURE

The Company owns a 31% interest in Radoslav, a Joint Venture located at Pereslavl - Zalessky, approximately 75 miles north of Moscow. Radoslav produces THERMASTRUCTURE panels for sale in Russia and other European countries. The Company and three Russian entities, Pereslavlstroy Trust, Slavich Corporation and Argamak Corporation are the primary joint venture participants. The Joint Venture agreement called for the Company to contribute technology, the right for Radoslav to produce THERMASTRUCTURE panels under the Company's trademarks and U.S. currency that is included in the investment account. The Russian principals contributed a manufacturing facility of approximately 24,000 square feet and a sum of Russian currency. The results of operations of Radoslav for the years ended December 31, 1996, 1995 and 1994 are not material to the financial statements of RADVA Corporation and are not included in the statement of operations or the investment account.

NOTE 7. ACCRUED EXPENSES

Accrued expenses are composed of the following:

                                                                      1996                   1995
                                                                      ----                   ----
          Payroll and employee benefits                             $ 97,829               $228,107
          Interest                                                    11,266                 16,751
          Customer deposits                                            4,382                 66,158
          Other                                                       85,738                154,777
                                                                    --------               --------
                                                                    $199,215               $465,793
                                                                    ========               ========

NOTE 8. NOTES PAYABLE

A summary of notes payable follows:

                                                                         1996                 1995
                                                                         ----                 ----
          Line of credit with commercial bank, $500,000
          limit, interest at prime plus 2%                             $300,000             $     --
                                                                       ========             ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. LONG-TERM DEBT

     A summary of long-term debt follows:

                                                                                                  1996                   1995
                                                                                                  ----                   ----
     Installment notes payable due in aggregate monthly installments of $1,741, including interest, with various maturities until February, 2001;
     collateralized by equipment.  Interest rates ranging from 7.5% to 12.5%.                   $   50,304             $   36,604

     Financing obligation recorded under capital lease, due in monthly installments
     of $2,685, including interest at 8.3%; collateralized by equipment.                           113,169                     --

     Installment note payable to bank, due in monthly installments of $43,467, including interest at prime plus 2% with a final balloon payment in
     December 2000.                                                                              2,774,567              3,000,000

     Installment note payable to bank, due in monthly installments of
     31,225 Austrian shillings, including interest at 12%.                                              --                  6,834

     Installment note payable, due in monthly installments of $279, including interest at 8.125% with a final balloon payment in August 1998,
     collateralized by a deed of trust on certain real estate.                                      32,621                 31,306


                                                                                                ----------             ----------
          Total long-term debt                                                                   2,970,661              3,074,744

     Less current installments of long-term debt                                                   292,534                241,505
                                                                                                ----------             ----------

          Long-term debt, excluding current installments                                        $2,678,127             $2,833,239
                                                                                                ==========             ==========

Substantially all real property, equipment, accounts receivable and inventory are pledged as collateral on various debt instruments.

The aggregate principal maturities of long-term debt during each of the five years subsequent to December 31, 1996 follows:

          Years Ended December 31,
          ------------------------
                    1997                                                                        $  292,534
                    1998                                                                           319,578
                    1999                                                                           347,817
                    2000                                                                           377,965
                    2001                                                                           383,523
                    Thereafter                                                                   1,249,244
                                                                                                ----------
                                                                                                $2,970,661
                                                                                                ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAX MATTERS

Net deferred tax assets and liabilities consist of the following components as of December 31, 1996 and 1995:

                                                                                             1996             1995
                                                                                             ----             ----
          Deferred tax assets:
               Bad debt allowance                                                         $   92,209       $  114,892
               Accrued expenses                                                               25,835           56,025
               Inventory allowance                                                             8,648            8,799
               Contributions carryover                                                           977                -
               Loss carryforward                                                             724,231          729,001
               Investment tax credit carryforward                                            177,659          213,017
               Minimum tax credit carryforward                                                20,073            9,688
                                                                                          ----------       ----------
                                                                                           1,049,632        1,131,422
               Less valuation allowance                                                      889,366          998,645
                                                                                          ----------       ----------
                                                                                          $  160,266       $  132,777
                                                                                          ==========       ==========
          Deferred tax liabilities:
               Property and equipment                                                     $  160,266       $  132,777
                                                                                          ==========       ==========
                                                                                                  --               --
                                                                                          ==========       ==========

As noted, the deferred tax assets equal the deferred tax liabilities resulting in no effect on the income statement or stockholders' equity for the year.

Loss carryforwards for tax purposes as of December 31, 1996 have the following expiration dates:

          Expiration Date                        Amount
          ---------------                        ------
                 2005                          $1,905,872
                                               ==========

Investment tax credit carryforwards for tax purposes as of December 31, 1996 have the following expiration dates:

          Expiration Date                       Amount
          ---------------                       ------
                 1998                          $ 88,599
                 1999                            40,976
                 2000                            48,084
                                               --------
                                               $177,659
                                               ========

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 1996, 1995 and 1994 due to the following:

                                                                    1996                  1995               1994
                                                                    ----                  ----               ----
     Computed "expected" tax benefit                                $    59             $ 167,403          $ 181,514
     Non-deductible expenses                                          2,179               171,808             81,722
     State income taxes, net of federal income tax benefit              761                39,508             30,660
     Benefit of operating loss carryforward                          (2,999)             (378,719)          (293,896)
     Other                                                               --                10,385             (9,688)
                                                                    -------             ---------          ---------
                                                                    $    --             $  10,385          $  (9,688)
                                                                    =======             =========          =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. RETIREMENT PLANS

The Company has a profit sharing plan (the Plan) which covers all full-time officers and employees who have at least one year of service and attained the age of 21. For the years ended December 31, 1995 and 1994, contributions to the Plan were made at the rate of 5% of earnings before profit sharing and income taxes, or the maximum deduction allowed for federal income tax purposes, whichever is lower and was funded as incurred. During 1996, the Company modified its profit sharing plan to make contributions at Company's discretion. The Plan is a qualified plan under applicable sections of the Internal Revenue Code. Profit sharing expense for the period ended December 31, 1996, 1995 and 1994 was $ -0-, $25,914, and $28,098, respectively.

The Company adopted a 401K retirement plan which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to the plan are made at a rate of 25% of each employees contribution up to a maximum of 4% of each employees earnings for the year. The plan is a qualified plan under applicable sections of the Internal Revenue Code. Company contributions for the year ended December 31, 1996 was $4,039.

NOTE 12. RELATED PARTY TRANSACTIONS

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

NOTE 13. OPERATING LEASES

The Company leases certain of its manufacturing and office facilities and equipment. Rental expense for the years ended December 31, 1996, 1995 and 1994 was $136,850, $123,481, and $112,980, respectively. All leases have expired; however, the Company continues to lease these facilities under the previous lease schedules for $4,685 per month.

NOTE 14. MAJOR CUSTOMER

The percentage of net revenue attributable to the Company's major customers (exceeding 10% of total revenues) is 23.4% for 1996, 10.5% for 1995 and 24.6% for 1994.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INDUSTRY SEGMENTS

The Company considers its operations to include principally three industry segments; (1) manufacture of protective packaging and similar materials, (2) manufacture of THERMASTRUCTURE building products, and (3) licensing and related machinery sales. Summary data for 1996, 1995, and 1994 is as follows:

                                                                             1996                 1995                   1994
                                                                             ----                 ----                   ----
Net revenues:

  Protective packaging and similar material                                $9,026,547          $ 7,937,220            $ 8,015,461
  THERMASTRUCTURE products and similar materials                              406,322            1,329,307              2,400,251
  Licensing and related machinery sales                                       287,239            1,510,684              1,225,004
                                                                           ----------          -----------            -----------

  Revenue                                                                  $9,720,108          $10,777,211            $11,640,716
                                                                           ==========          ===========            ===========

Operating income (loss):
  Protective packaging and similar materials                               $2,259,699          $ 2,179,442            $ 2,066,357
  THERMASTRUCTURE products and similar materials                               68,943             (339,936)               342,345
  Licensing and related machinery sales                                        88,646            1,462,207              1,061,756
                                                                           ----------          -----------            -----------
          Segment operating income                                          2,417,288            3,301,713              3,470,458

          General corporate expense                                         2,101,467            2,458,508              2,688,176
                                                                           ----------          -----------            -----------
          Operating profit                                                 $  315,821          $   843,205            $   782,282
                                                                           ==========          ===========            ===========

Capital expenditures:
   Protective packaging and similar materials                              $  440,631          $   792,338            $   198,262
   THERMASTRUCTURE products - U.S. operations                                      --               10,187                867,010
   General corporate                                                           38,626               14,130                 19,136
                                                                           ----------          -----------            -----------

          Capital expenditures                                             $  479,257          $   816,655            $ 1,084,408
                                                                           ==========          ===========            ===========

Depreciation and amortization:
   Protective packaging and similar materials                              $  380,585          $   278,395            $   284,804
   THERMASTRUCTURE products                                                         -              191,117                170,706
   General corporate                                                           23,846               32,353                 54,136
                                                                           ----------          -----------            -----------

          Depreciation and amortization                                    $  404,431          $   501,865            $   509,646
                                                                           ==========          ===========            ===========

Identifiable assets at December 31:

   Protective packaging and similar materials                              $3,023,930          $ 2,726,629            $ 3,399,324
   THERMASTRUCTURE products                                                   433,286              505,352              1,069,503
   Licensing and related machinery sales                                    1,058,447            1,057,322              1,603,117
   General corporate                                                        3,258,115            3,708,228              2,245,669
                                                                           ----------          -----------            -----------
          Assets                                                           $7,773,778          $ 7,997,531            $ 8,317,613
                                                                           ==========          ===========            ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. OTHER MATTERS

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

Company entered into an agreement dated November 3, 1995 for sale of 80% of common stock of THERMASTRUCTURE, Ltd. Company received $750,000 down with the balance to be paid on or before expiration of six months with a minimum of $750,000 cash. This transaction resulted in a gain of $1,061,558 and is reflected in net revenues from licensing and related machinery sales. Balance due from sale at December 31, 1996 and 1995 amounted to $1,197,308 and $1,272,308, respectively.

NOTE 17. CONTINGENCIES

Debt assumption:

As part of the agreement dated November 3, 1995 in which Radva sold 80% of common stock of THERMASTRUCTURE, Ltd., the acquiring company assumed obligations owed to the Industrial Development Authority (IDA) amounting to $780,784. Radva remains liable on these obligations as of December 31, 1996 amounting to $748,378.

Legal matters:

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                        OTHER
                                            BALANCE                                                    CHANGES
                                               AT                                                        ADD              BALANCE
                                           BEGINNING           ADDITIONS                              (DEDUCT)            AT END
     CLASSIFICATION                        OF YEAR             AT COST          RETIREMENTS              (A)              OF YEAR
     --------------                        ----------          ---------        -----------           --------            -------
Year ended December 31, 1994:

  Land and improvements                    $  209,151           $ 86,753         $       --           $     --         $  295,904
  Buildings and improvements                2,167,388            609,077                 --                 --          2,776,465
  Machinery and equipment                   3,908,912            118,565              1,348            213,870          4,239,999
  Transportation equipment                    391,115             51,236             16,800                 --            425,551
  Office equipment                            417,209              4,907                 --                 --            422,116
                                           ----------           --------         ----------           --------         ----------

                                           $7,093,775           $870,538         $   18,148           $213,870         $8,160,035
                                           ==========           ========         ==========           ========         ==========


Year ended December 31, 1995:

  Land and improvements                    $  295,904           $      -         $   91,754           $     --         $  204,150
  Buildings and improvements                2,776,465            101,015          1,211,264            363,728          2,029,944
  Machinery and equipment                   4,239,999            272,419          1,182,910             50,076          3,379,584
  Transportation equipment                    425,551             15,287             30,698                 --            410,140
  Office equipment                            422,116             14,130              8,852                 --            427,394
                                           ----------           --------         ----------           --------         ----------

                                           $8,160,035           $402,851         $2,525,478           $413,804         $6,451,212
                                           ==========           ========         ==========           ========         ==========


Year ended December 31, 1996:

  Land and improvements                    $  204,150           $ 21,834         $       --           $     --         $  225,984
  Buildings and improvements                2,029,944             87,747             15,428                 --          2,102,263
  Machinery and equipment                   3,379,584            264,133            956,574             15,699          2,702,842
  Transportation equipment                    410,140             53,368            130,219                 --            333,289
  Office equipment                            427,394             36,476            263,670                 --            200,200
                                           ----------           --------         ----------           --------         ----------

                                           $6,451,212           $463,558         $1,365,891           $ 15,699         $5,564,578
                                           ==========           ========         ==========           ========         ==========

(A) During 1996, 1995 and 1994, the Company placed in service certain property which has previously been classified as inventory.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                ADDITIONS                             OTHER
                                             BALANCE             CHARGED                              CHANGES
                                               AT                TO COST                                ADD               BALANCE
                                            BEGINNING             AND                                 (DEDUCT)            AT END
     CLASSIFICATION                          OF YEAR            EXPENSES        RETIREMENTS             (A)               OF YEAR
     --------------                         ---------           --------        -----------           --------            -------
Year ended December 31, 1994:

  Land and improvements                    $   24,331           $     --         $       --           $     --         $   24,331
  Buildings and improvements                  882,731             95,429                 --                 --            978,160
  Machinery and equipment                   2,680,562            248,670              1,348                 --          2,927,884
  Transportation equipment                    270,936             37,153             16,800                 --            291,289
  Office equipment                            335,526             35,536                 --                 --            371,062
                                           ----------           --------         ----------           --------         ----------

                                           $4,194,086           $416,788         $   18,148           $     --         $4,592,726
                                           ==========           ========         ==========           ========         ==========

Year ended December 31, 1995:

  Land and improvements                    $   24,331           $     --         $       --           $     --         $   24,331
  Buildings and improvements                  978,160             88,847             57,653                 --          1,009,354
  Machinery and equipment                   2,927,884            235,656            725,166                 --          2,438,374
  Transportation equipment                    291,289             32,136             30,698                 --            292,727
  Office equipment                            371,062             15,299              7,714                 --            378,647
                                           ----------           --------         ----------           --------         ----------

                                           $4,592,726           $371,938         $  821,231           $     --         $4,143,433
                                           ==========           ========         ==========           ========         ==========


Year ended December 31, 1996:

  Land and improvements                    $   24,331           $     --         $       --           $     --         $   24,331
  Buildings and improvements                1,009,354             81,689             15,428                 --          1,075,615
  Machinery and equipment                   2,438,374            160,616            956,573                 --          1,642,417
  Transportation equipment                    292,727             27,476            126,386                 --            193,817
  Office equipment                            378,647             16,049            263,670                 --            131,026
                                           ----------           --------         ----------           --------         ----------

                                           $4,143,433           $285,830         $1,362,057           $     --         $3,067,206
                                           ==========           ========         ==========           ========         ==========

(A) During 1996, 1995 and 1994, the Company placed in service certain property which has previously been classified as inventory.

                        RADVA CORPORATION AND SUBSIDIARY

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                       ADDITIONS
                                                                       ---------
                                            BALANCE            CHARGED             CHARGED
                                               AT                TO                   TO                                BALANCE
                                           BEGINNING          COST AND               OTHER                              AT END
   DESCRIPTION                              OF YEAR           EXPENSES             ACCOUNTS       DEDUCTIONS (A)        OF YEAR
   -----------                             ---------          --------             --------       --------------        -------
Year ended December 31, 1994:
  Allowance for doubtful
   accounts                                  $ 98,905           $105,765            $    --           $    --           $204,670
                                             ========           ========            =======           =======           ========

Year ended December 31, 1995:
  Allowance for doubtful
   accounts                                  $204,670           $ (1,419)           $    --           $    --           $203,251
                                             ========           ========            =======           =======           ========

Year ended December 31, 1996:
  Allowance for doubtful
   accounts                                  $203,251           $(30,691)           $    --           $    --           $172,560
                                             ========           ========            =======           =======           ========


(A) Represents uncollectible amounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Information as to the Company's directors is incorporated by reference to material contained under the heading "Election of Directors" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 16, 1997.

               Information as to the Company's executive officers is set forth under the heading "Executive Officers" in ITEM 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

               Information as to executive compensation is incorporated by reference to material contained under the headings "Cash Compensation" and "Compensation Plans" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 16, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information as to the security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 16, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 16, 1997.

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

                  (3)(a) Articles of Incorporation of the Company (Incorporated by reference to Exhibit B to Registration Statement No. 0-15464 filed with the Securities and Exchange Commission on March 9, 1987).

                  (3)(b) Bylaws of the Company (Incorporated by reference to Exhibit C to Registration Statement No. 0- 15464 filed with the Securities and Exchange Commission on March 9, 1987).

                  (4)(a) Bond Purchase Agreement dated as of October 1, 1981 among the Industrial Development Authority of the City of Portsmouth, First & Merchants National Bank, and the Company; Agreement of Sale dated as of October 1, 1981 between the Industrial Development Authority of the City of Portsmouth and the Company; Assignment Agreement dated as of October 1, 1981 between the Industrial Development Authority of the City of Portsmouth and First & Merchants National Bank; $550,000 promissory note of the Company; Deed of Trust dated as of October 1, 1981 between the Industrial Development Authority of the City of Portsmouth and Joseph S. Lovering, Jr. and William H. West, as trustees (Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

                  (4)(b) Letter of Commitment dated October 9, 1984 between the Company and Sovran Bank, N.A.; $1,000,000 promissory note of the Company; Deed of Trust dated as of October 10, 1984 between the Company and Joel S. Rhew and
H. Gregory Kilduff, as trustees; Security Agreement dated as of October 10, 1984 between the Company and Sovran Bank, N.A. (Incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

                  (4)(c) Letter of Commitment dated August 25, 1984 between the Company and Sovran Bank, N.A. and related promissory note of the Company; Security Agreement dated August 30, 1983 between the Company and First & Merchants National Bank (*the predecessor to Sovran Bank, N.A.); Accounts Receivable and Inventory Reporting Service Instructions dated March 18, 1986; Collateral Services Rate Agreement dated August 17, 1983 between the Company and First & Merchants National Bank (Incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

                  (4)(d) Letter of Commitment dated September 16, 1987 between the Company and Sovran Bank, N.A. relating to a $1,000,000 line of credit. (Incorporated by reference to Exhibit 4(d) of Registrant's 1987 Form 10-K).

                  (4)(e) In addition to the matters reported in Exhibits (4)(a) through (4)(d) above, the long-term debt as shown on the consolidated balance sheet of the Company at December 31, 1989 included additional obligations each of which is less than 10% of the total assets of the Company. The documents evidencing these obligations are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

                  (4)(f) See Article III, Section 4 of Exhibit 3(a).

                  (4)(g) See Articles II, III, VI, VIII and IX of Exhibit
(3)(b).

                  (4)(h) Form of Stock Purchase Warrant (Incorporated by reference to Exhibit 4(g) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

                  (10)(a) Lease Amendment #1 dated August 26, 1987 between the Company and Gil Gillis, Gwenda Gillis, and Gayla Gillis relating to premises located at 2500 South Main Street, Highway 293, Kennesaw, Georgia (Incorporated by reference to Exhibit 10(a) of Registrant's 1987 Form 10-K).

                  (10)(b) Lease dated February 20, 1986 between Guam Capital Investment Corporation and the Company relating to premises located at Lot No. 236, Agat, Guam (Incorporated by reference to Exhibit 10(c) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

                  (10)(c) Lease dated April 29, 1986 between Chuckatuck Partnership and the Company relating to the Company's principal executive office space in Radford, Virginia (Incorporated by reference to Exhibit 10(d) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

                  (10)(d) Lease dated July 1, 1987 between the Atlantic Richfield Company and James M. Chamberlain and Patsy L. Chamberlain, as trustees of the Chamberlain Family Trust, relating to premises located at 3802 East Broadway, Phoenix, Arizona.

                  (10)(e) Agreement dated March 31, between the Department of the Army and the Company relating to the construction of U.S. military housing in Edgewood, Maryland. (Incorporated by reference to Exhibit 10(e) of Registrant's 1987 Form 10-K).

                  (10)(f) Agreement dated September 1, 1987 between Zublin Delaware, Inc. and the Company relating to the construction of U.S. military housing in Vilseck, West Germany. (Incorporated by reference to Exhibit 10(f) of Registrant's 1987 Form 10-K.)

                  (10)(g) Agreement dated as of July 1, 1985 between ARCO Chemical Company and the Company relating to the sale of various copolymer resins (Incorporated by reference to Exhibit 10(g) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986.)

                  (10)(h) Agreement dated as of April 11, 1986 between ARCO Technology, Inc. and the Company relating to a license of certain manufacturing rights (Incorporated by reference to Exhibit 10(h) to Registration Statement No. 33- 5319 filed with the Securities and Exchange Commission on June 5, 1986.)

                  (10(i) Bank of Virginia Trust Company Prototype Plan and Trust Agreement and accompanying Joinder Agreement (Incorporated by reference to Exhibit 10(i) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 24, 1986.)

                  (10)(j) 1986 Stock Option Plan for employees of the Company (Incorporated by reference to Exhibit 10(j) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 24, 1986.)

                  (10)(k) Settlement Agreement dated June 19, 1986 among the Company, Luther I. Dickens, and Great Northern Corporation (Incorporated by reference to Exhibit 10(k) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 24, 1986.)

                  (10)(l) Purchase Agreement dated December 31, 1987 between the Company and the Atlantic Richfield Company (Incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 13, 1988.

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

                                             RADVA Corporation

Dated:           March 25, 1997              By /s/ LUTHER I. DICKENS
                                                -------------------------------
                                                    Luther I. Dickens
                                                    President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:           March 25, 1997              By /s/ LUTHER I. DICKENS
                                                -------------------------------
                                                    Luther I. Dickens
                                                    President and Director


Dated:           March 25, 1997              By /s/ JAMES M. HYLTON
                                                -------------------------------
                                                    James M. Hylton
                                                    Director


Dated:           March 25, 1997              By /s/ RUSH G. ALLEN
                                                -------------------------------
                                                    Rush G. Allen
                                                    Director


Dated:           March 25, 1997              By /s/ J. GRANGER MACFARLANE
                                                -------------------------------
                                                    J. Granger Macfarlane
                                                    Director


Dated:           March 25, 1997              By /s/ WILLIAM C. NORTON
                                                -------------------------------
                                                    William C. Norton
                                                    Director


Dated:           March 25, 1997              By /s/ WILLIAM H. WILSON
                                                -------------------------------
                                                    William H. Wilson
                                                    Director

Dated:           March 25, 1997              By /s/ DAVID B. KINNEY
                                                -------------------------------
                                                    David B. Kinney
                                                    Director