Form 10-Q
period 1997-03-31
RADVA CORP
filed 1997-05-15
CIK 792984

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarter Ended                         Commission File
     March 31, 1997                            Number  0-15464

                               RADVA CORPORATION

             (Exact name of registrant as specified in its charter)

     VIRGINIA                                    54-0715892
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

                     Yes ___________        No ____X______

At May 3, 1997, there were 4,104,727 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                               RADVA CORPORATION

                                     INDEX

                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1996 and March 31, 1997                3

          Statements of Operations, Three Months
          Ended March 31, 1996 and March 31, 1997             4

          Statements of Cash Flows, Three Months
          Ended March 31, 1996 and March 31, 1997             5

          Notes to Financial Statements                      6-7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8

PART II.  OTHER INFORMATION                                   9

                               RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                  March 31       December 31
              ASSETS                                1997             1996
                                                 ----------      -----------
Current assets:
   Cash..................................        $      148       $      24
                                                 ----------       ---------
   Accounts and notes receivable.........             1,847           1,665
   Accounts receivable - other...........             1,197           1,197
   Less allowance for doubtful accounts..               182             172
                                                 ----------       ---------
   Net receivables.......................             2,862           2,690
                                                 ----------       ---------

  Inventories:
     Finished goods......................               357             397
     Work in process.....................                23              29
     Raw materials and supplies..........               226             243
     Machinery inventory.................               329             240
                                                 ----------       ---------
     Total inventories...................               935             909
                                                 ----------       ---------

   Prepaid expenses......................               138             134
   Other current assets..................                51              30
                                                 ----------       ---------
         Total current assets............             4,134           3,787
                                                 ----------       ---------

Property, plant & equipment, at cost.....             5,911           5,564
   Less accumulated depreciation.........             3,146           3,067
                                                 ----------       ---------
         Net property, plant & equip.....             2,765           2,497
                                                 ----------       ---------

Investment in RADOSLAV Joint Venture.....               336             336
Trademark rights.........................               205             223
Investment in Thermastructure, Ltd.......               210             210
Note receivable-noncurrent...............               414             414
Other assets.............................               244             307
                                                 ----------       ---------
                                                 $    8,308       $   7,774
                                                 ==========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt        $      293       $     293
   Notes payable.........................               378             300
   Accounts payable......................             1,181           1,124
   Accrued expenses......................               224             199
                                                 ----------       ---------
          Total current liabilities......             2,076           1,916
                                                 ----------       ---------

Long-term debt, excluding current
   installments..........................             2,836           2,678

Stockholders' equity:
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 4,104,727..........                41              41
   Additional paid-in capital............             4,512           4,512
   Retained earnings.....................            (1,157)         (1,373)
                                                 ----------       ---------
            Total stockholders' equity...             3,396           3,180
                                                 ----------       ---------
                                                 $    8,308       $   7,774
                                                 ==========       =========

See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Operations
                          Three Months Ended March 31
                     (In Thousands, except per share data)

                                                      1997            1996
                                                      ----            ----
Net Revenues:
   Manufacturing net revenues.........             $ 2,632          $ 2,622
   Licensing & machinery sales........                   -                -
                                                   -------          -------
   Net revenues.......................               2,632            2,622
                                                   -------          -------

Cost and expenses:
   Cost of sales......................               1,926            1,994
   Shipping and selling...............                 194              225
   General and administrative.........                 208              329
   Research and development...........                  32                3
                                                   -------          -------
                                                     2,360            2,551
                                                   -------          -------
   Operating income (loss)............                 272               71
                                                   -------          -------

Other income (deductions):
   Interest expense...................                 (88)             (73)
   Interest income....................                  31                -
   Other..............................                   1                6
                                                   -------          -------
                                                       (56)             (67)
                                                   -------          -------


Earnings before income taxes..........                 216                4

Income tax expense....................                   -                -
                                                   -------          -------
Net earning (loss)....................             $   216          $     4
                                                   =======          =======
Earnings (loss) per common share......             $   .05          $   .00
                                                   =======          =======


See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Cash Flows
                            Quarters Ended March 31
                                 (In Thousands)

                                                        1997           1996
                                                        ----           ----
Cash flows from operating activities:
   Net income.....................................     $  216         $    4
                                                       ------         ------
   Adjustments to reconcile net income to net cash
    provided by operating activities:
          Depreciation............................         79             65
          Amortization............................         21             21
     Change in assets and liabilities:
        Decrease (Increase) in net receivables....       (172)          (286)
        Decrease (Increase) in inventories........        (26)            34
        Decrease (Increase) in prepaid expenses...         (4)            (8)
        Increase in other current assets..........        (21)           (93)
        Decrease (Increase) in other assets.......         60              3
        Increase (Decrease) in accounts payable...         57            (37)
        Increase (Decrease) in accrued expenses...         25             20
                                                       ------         ------
          Total adjustments.......................         19           (281)
                                                       ------         ------
           Net cash from operating activities.....        235           (277)
                                                       ------         ------

Cash flows from investing activities:
   Capital expenditures for equipment and other
      long-term assets............................       (347)          (133)
                                                       ------         ------
            Net cash from investing activities....       (347)          (133)
                                                       ------         ------

Cash flows from financing activities:
   Proceeds from notes payable....................         78            134
   Proceeds from long-term debt...................        232              -
   Principal payments under long-term debt........        (74)           (59)
                                                       ------         ------
            Net cash from financing activities....        236             75
                                                       ------         ------

Net increase (decrease) in cash...................        124           (335)

Cash at January 1.................................         24            350
                                                       ------         ------
Cash at March 31..................................     $  148         $   15
                                                       ======         ======


See accompanying notes to financial statements.

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 March 31, 1997

(1) GENERAL

         The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2) PROPERTY, PLANT AND EQUIPMENT

         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  230,983
         Buildings and improvements........................          2,181,241
         Machinery and equipment...........................          2,955,901
         Transportation equipment..........................            340,259
         Office equipment..................................            202,412
                                                                    ----------
                                                                    $5,910,796
                                                                    ==========

(3) ACCRUED EXPENSES

         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  178,485
         Interest..........................................             11,266
         Other.............................................             35,009
                                                                    ----------
                                                                    $  224,760
                                                                    ==========

(4) NOTES PAYABLE

         Demand note, collateralized by certain accounts receivable and inventory.

         Interest at prime plus 2%.........................         $  378,010
                                                                    ----------
                                                                    $  378,010
                                                                    ==========

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 March 31, 1997

(5) LONG-TERM DEBT

A summary of long-term debt follows:

Installment note payable to bank, due in
monthly installments of $43,467, including
interest at prime plus 2%                                              $ 2,714,756


Installment notes payable with various
maturities, collateralized by equipment.
Interest rates ranging from 7.25% to 12.50%                                233,841


Installment note payable to bank, due in
monthly installments of $3,147.61,including
interest at prime plus 2%                                                  147,691


Installment note payable due in monthly
installments of $500, including interest at
10.375% with a final balloon payment in August
1998, collateralized by a deed of trust on
certain real estate.                                                        31,962
                                                                       -----------
   Total long-term debt                                                  3,128,250
Less current installments of long-term debt                                292,845
                                                                       -----------
Long-term debt, excluding current installments                         $ 2,835,405
                                                                       ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings were $216,000 during the first quarter of 1997 compared to only $4,000 during the first quarter of 1996. The Shape Molding Division accounted for $133,000 of these increased earnings on increased revenues of $236,000. Another significant factor in the increased earnings was the receipt of a rebate from the Company's medical insurance carrier of $108,000 as a result of that company's conversion from a "non-profit" to a "for profit" status. This rebate was treated as a reduction to medical insurance costs in March, 1997.

Cost of sales, as a percentage of manufacturing net revenues, decreased from 76.0% for the first quarter of 1996 to 73.2% for the first quarter of 1997. This improvement was most notable at the Company's shape molding plant in Portsmouth, Virginia where cost of materials were significantly reduced.

Shipping and selling expenses, as a percentage of manufacturing net revenues, decreased from 8.6% for the first quarter of 1996 compared to 7.4% for the first quarter of 1997. The primary decreases in these expenses occurred at the Company's plant in Radford, Virginia as a result of cost control measures and changes in product mix.

General and administrative expenses decreased $121,000, from $329,000 for the first quarter of 1996 to $208,000 for the first quarter of 1997, primarily as a result of the $108,000 insurance rebate noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company obtained a major refinancing package in December, 1995 which significantly improved its working capital position from a negative $865,000 in December, 1994 to a positive balance of $2,151,000 in December, 1995. The working capital position remained high at $2,058,000 on March 31, 1997. This financing package consisted of a $3,000,000 term loan and a $500,000 line of credit, of which $122,000 remained available on March 31, 1997.

PART II:  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          See item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1996.

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

                                        RADVA CORPORATION

                                        /s/ WILLIAM F. FRY
                                    -------------------------------
                                        William F. Fry
                                        Assistant Secretary/Treasurer

May 4, 1997