Form 10-Q
period 1997-06-30
RADVA CORP
filed 1997-08-14
CIK 792984

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                  --------------------------------------------

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarter Ended                         Commission File
     June 30, 1997                             Number  0-15464

                               RADVA CORPORATION

             (Exact name of registrant as specified in its charter)

     VIRGINIA                                    54-0715892

(State of Incorporation)                      (IRS Employer
                                           Identification Number)


                                Drawer 2900 FSS
                            Radford, Virginia  24143

                    (Address of principal executive offices)

       Registrant's telephone number, including area code (703) 639-2458


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X              No
                          -------               --------

At August 5, 1997, there were 4,104,727 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                               RADVA CORPORATION


                                     INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1996 and June 30, 1997                 3

          Statements of Operations, Three Months
          and Six Months Ended June 30, 1996 and
          June 30, 1997                                       4

          Statements of Cash Flows, Six Months
          Ended June 30, 1996 and June 30, 1997               5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8-9



PART II.  OTHER INFORMATION                                  10

                               RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                  June 30        December 31
              ASSETS                                1997             1996
                                                ------------     -----------
Current assets:
   Cash..................................       $        80      $       24
                                                ------------     -----------
   Accounts and notes receivable.........             1,254           1,665
   Accounts receivable other ............                --           1,197
   Less allowance for doubtful accounts..               191             172
                                                ------------     -----------
   Net receivables.......................             1,063           2,690
                                                ------------     -----------

  Inventories:
     Finished goods......................               380             397
     Work in process.....................                29              29
     Raw materials and supplies..........               287             243
     Machinery inventory.................               235             240
                                                ------------      ----------
     Total inventories...................               931             909
                                                ------------      ----------

   Prepaid expenses......................               132             134
   Other current assets..................                38              30
                                                ------------      ----------
         Total current assets............             2,244           3,787
                                                ------------      ----------

Property, plant & equipment, at cost.....             7,495           5,564
   Less accumulated depreciation.........             3,236           3,067
                                                ------------      ----------
         Net property, plant & equip.....             4,259           2,497
                                                ------------      ----------

Investment in RADOSLAV Joint Venture.....               336             336
Trademark rights.........................               187             223
Accounts receivable - noncurrent.........                --             210
Note receivable-noncurrent...............               338             414
Manufacturing and marketing rights.......             1,222              --
Other assets.............................               877             307
                                                ------------      ----------
                                                $     9,463       $   7,774
                                                ============      ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt       $       477       $     293
   Notes payable.........................               236             300
   Accounts payable......................             1,229           1,124
   Accrued expenses......................               228             199
                                                ------------      ----------
          Total current liabilities......             2,170           1,916
                                                ------------      ----------

Long-term debt, excluding current
   installments..........................             3,855           2,678

Minority interest in consolidated
   subsidiary............................               151              --

Stockholders' equity:
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 4,104,727..........                41              41
   Additional paid-in capital............             4,512           4,512
   Retained earnings.....................            (1,266)         (1,373)
                                                 -----------      ----------

            Total stockholders' equity...             3,287           3,180
                                                 -----------      ----------

                                                 $    9,463       $   7,774
                                                 ===========      ==========

See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Operations
                   Three Months and Six Months Ended June 30
                     (In Thousands, except per share data)


                                                                 Three Months Ended              Six Months Ended
                                                                       June 30                        June 30
                                                                 ------------------              ----------------

                                                                 1997             1996           1997           1996
                                                                 ----             ----           ----           ----
Net Revenues:
   Manufacturing net revenues ......                           $ 2,433            2,349          5,065          4,971
   Licensing & machinery sales .....                                --               --             --             --
                                                                ------           ------         ------         ------
   Net revenues ....................                             2,433            2,349          5,065          4,971
                                                                ------           ------         ------         ------

Cost and expenses:
   Cost of sales ...................                             1,891            1,777          3,817          3,771
   Shipping and selling.............                               201              202            395            427
   General and administrative ......                               388              319            596            648
   Research and development.........                                33                9             65             12
                                                                ------           ------         ------         ------
                                                                 2,513            2,307          4,873          4,858
                                                                ------           ------         ------         ------


   Operating income ................                              ( 80)              42            192            113
                                                                ------           ------         ------         ------


Other income (deductions):
   Interest expense.................                              (100)            ( 89)          (188)          (162)
   Other............................                                56                4             88             10
                                                                ------           ------         ------         ------
                                                                  ( 44)            ( 85)          (100)          (152)
                                                                ------           ------         ------         ------


Earnings (loss) before minority
   interest in net income (loss)
   of subsidiary....................                              (124)            ( 43)            92           ( 39)

Minority interest in net income
   (loss) of subsidiary.............                              ( 15)              --           ( 15)            --

Earnings (loss) before income tax...                              (109)            ( 43)           107           ( 39)

Income tax expense..................                                --               --             --             --
                                                                ------           ------         ------         ------

Net earnings (loss).................                              (109)            ( 43)           107           ( 39)
                                                                ======           ======         ======         ======

Earnings per common share...........                              (.03)            (.01)           .03           (.01)
                                                                ======           ======         ======         ======

                               RADVA CORPORATION
                            Statements of Cash Flows
                            Six Months Ended June 30
                                 (In Thousands)

                                                                                    1997             1996
                                                                                   -----            -----
Cash flows from operating activities:
   Net income....................................                                  $  107           $(  39)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation...............................                                     169              131
      Amortization...............................                                      57               42
      Loss (Gain) on sale of equipment...........                                  (   49)              --
    Change in assets and liabilities:
       Decrease (Increase) in net receivables....                                   1,627              137
       Decrease (Increase) in inventories........                                  (   22)              35
       Decrease (Increase) in prepaid expenses...                                       2               29
       Decrease (Increase) in other current
          assets.................................                                  (    8)           (   4)
       Decrease (Increase) in other assets.......                                  (1,527)              --
       Increase (Decrease) in accounts payable...                                     105            ( 160)
       Increase (Decrease) in accrued expenses...                                      29            ( 257)
                                                                                   -------          -------
         Total adjustments.......................                                     383            (  47)
                                                                                   -------          -------

         Net cash from operating activities......                                     490            (  86)
                                                                                   -------          -------

Increase in minority interest in consolidated
   subsidiary....................................                                     151               --

Cash flows from investing activities:
   Proceeds from sale of equipment...............                                     129                -
   Capital expenditures for equipment and other
     long-term assets............................                                  (2,011)           ( 348)
                                                                                   -------          -------

         Net cash from investing activities......                                  (1,882)           ( 348)
                                                                                   -------          -------

Cash flows from financing activities:
   Proceeds from notes payable...................                                      75              100
   Principal payments under notes payable........                                  (  139)              --
   Proceeds from long-term debt..................                                   1,665              172
   Principal payments under long-term debt.......                                  (  304)           ( 128)
                                                                                   -------          -------

         Net cash from financing activities......                                   1,297              144
                                                                                   -------          -------

Net increase (decrease) in cash..................                                      56            ( 290)

Cash at January 1................................                                      24              350
                                                                                   -------          -------

Cash at June 30..................................                                  $   80           $   60
                                                                                   =======          =======


See accompanying notes to financial statements.

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 June 30, 1997


(1)  General


The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.


(2)  Property, Plant and Equipment


         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  312,737
         Buildings and improvements........................          2,800,956
         Machinery and equipment...........................          3,828,606
         Transportation equipment..........................            342,259
         Office equipment..................................            210,112
                                                                    ----------

                                                                    $7,494,670
                                                                    ==========


(3)  Accrued Expenses


         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  160,501
         Interest..........................................             11,266
         Other.............................................             55,897
                                                                    ---------

                                                                    $  227,664
                                                                    ==========

(4)  Notes Payable

         Demand note, collateralized by certain
         accounts receivable and inventory,
         interest at prime plus 2%.........................         $   235,997
                                                                     ----------

                                                                    $   235,997
                                                                    ===========

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 June 30, 1997


(5)  Long-term Debt

         A summary of long-term debt follows:

         Installment note payable to bank, due in
         monthly installments of $43,467, including
         interest at prime plus 2%                               $ 2,655,099

         Installment notes payable with various
         maturities, collateralized by equipment.
         Interest rates ranging from 7.25% to 12.50%                 658,222

         Installment note payable to bank, due in
         monthly installments of $3,147.61, including
         interest at prime plus 2%                                   141,525

         Industrial Development Authority note of the
         City of Radford, Virginia, due in monthly
         installments of $8,592, including interest at
         7.75% collateralized by a deed of trust on real
         estate                                                      636,250

         Industrial Development Authority note of the
         City of Radford, Virginia, due in monthly
         installments of $674, including interest at
         7% collateralized by a deed of trust on real
         estate                                                       65,260

         Contract Payable                                            145,000

         Installment note payable due in monthly
         installments of $279, including interest at
         8.125% with a final balloon payment in August
         1998, collateralized by a deed of trust on
         certain real estate.                                         31,305
                                                                  ----------


              Total long-term debt                                 4,332,661

         Less current installments of long-term debt                 476,512
                                                                 -----------

         Long-term debt, excluding current installments          $ 3,856,149
                                                                 ===========


(6) Other Matters

    On April 1, 1997 the Company's 19% owned subsidiary, Thermastructure Ltd. was dissolved and the Company reacquired the assets of Thermastructure Ltd., giving in exchange its right to collect a $1,197,000 note receivable. A new 90% owned corporation, Thermastructure XT Corporation, was then formed, receiving all of the purchased assets.

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations - Six Months Ended June 30, 1997,
         Compared to Six Months Ended June 30, 1996

The Company's operating income was $192,000 for the first six months of 1997 compared to only $113,000 for the first six months of 1996. This increase of $79,000 was the result of several shifts in the Company's operations which largely offset each other and a rebate from the Company's medical insurance carrier of $108,000 as a result of that company's conversion from a "non-profit" to a "for profit" status.

The Company's Shape Molding Division earned increased profits of $232,000, however the Thermastructure panel, license and machine sales operations incurred increased losses of $264,000. The increased Thermastructure losses were largely a result of the resumption by the Company of operations of a division which had been sold in November, 1995. The Company has made changes which management feels will begin to significantly improve operating results of these operations late in the third quarter of 1997.

Research and development expenses increased $53,000 for the six months ended June 30, 1997 as compared to June 30, 1996. These increased expenditures were for the development of a new product which management feels holds significant promise for 1998.

Other income increased $76,000 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted from the accrual of interest of $31,000 on a note receivable for the first quarter of 1997 and a gain on the sale of real estate of $49,000 in June, 1997. Both of these items were related to the reacquiring of the Thermastructure operations on April 1, 1997.


Results of Operations - Three Months Ended June 30, 1997,
         Compared to Three Months Ended June 30, 1996

The Company incurred an operating loss of $80,000 during the three months ended June 30, 1997 compared to an operating profit of $42,000 during the three months ended June 30, 1996. This decrease in operating profits of $122,000 resulted largely from losses sustained in a 90% owned subsidiary, Thermastructure XT Corporation, formed with assets reacquired on April 1, 1997 and noted in the six month comparisons above.

Cost of sales, as a percentage of manufacturing net revenues, increased from 75.6% for the three months ended June 30, 1996 to 77.7% for the three months ended June 30, 1997. A cost of sales percent of 136.1% for the newly formed subsidiary was the principal cause of this 2.1% increase in the overall cost of sales percentage. A similar 2.3% increase in the general and administrative expenses as compared to manufacturing net revenues was also caused by increased cost incurred by the new subsidiary. Management feels that the cost percentages for the new subsidiary will begin to dramatically improve with expected increased sales beginning late in the third quarter of 1997.

The increase in other income for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, resulted from a gain from the sale of real estate of $49,000 in June, 1997 which was related to assets reacquired on April 1, 1997.


Liquidity and Capital Resources


The Company earned net profits during each of the years 1991 through 1996. The company obtained a major refinancing package in 1995 consisting of a $3,000,000 term loan and a $500,000 credit line which had $264,000 available at June 30, 1997. The Company had working capital of $74,000 at June 30, 1997.

The Company has in each of the past six years sold equipment and licenses to it's technology which has made significant positive contributions to liquidity and capital resources. While there were no such sales during the first six months of 1997 and there is no assurance that the Company will be successful in making such sales in the future, management is actively pursuing additional sales of these assets.

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


August 9, 1997