Form 10-Q
period 1997-09-30
RADVA CORP
filed 1997-11-14
CIK 792984

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  --------------------------------------------

           For Quarter Ended                         Commission File
           September 30, 1997                        Number  0-15464

                               RADVA CORPORATION

             (Exact name of registrant as specified in its charter)

        VIRGINIA                                    54-0715892

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

                            Yes     X            No
                                   ---               ---

At November 6, 1997, there were 4,104,727 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                               RADVA CORPORATION


                                     INDEX



                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1996 and September 30, 1997            3

          Statements of Operations, Three Months
          and Nine Months Ended September 30, 1996
          and September 30, 1997                              4

          Statements of Cash Flows, Nine Months
          Ended September 30, 1996 and September 30, 1997     5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

                               RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                September 30     December 31
              ASSETS                                1997             1996
                                                ------------     -----------
Current assets:
   Cash..................................       $        75      $       24
                                                -----------      ----------
   Accounts and notes receivable.........             1,277           1,665
   Accounts Receivable - Other...........                 -           1,197
   Less allowance for doubtful accounts..               199             172
                                                -----------      ----------
   Net receivables.......................             1,078           2,690
                                                -----------      ----------

  Inventories:
     Finished goods......................               507             397
     Work in process.....................                42              29
     Raw materials and supplies..........               283             243
     Machinery inventory.................               292             240
                                                -----------       ---------
     Total inventories...................             1,124             909
                                                -----------       ---------

   Prepaid expenses......................               119             134
   Other current assets..................                39              30
                                                -----------       ---------
         Total current assets............             2,435           3,787
                                                -----------       ---------

Property, plant & equipment, at cost.....             7,694           5,564
   Less accumulated depreciation.........             3,269           3,067
                                                -----------       ---------
         Net property, plant & equip.....             4,425           2,497
                                                -----------       ---------

Investment in RADOSLAV Joint Venture.....               336             336
Trademark rights.........................               169             223
Accounts receivable - noncurrent.........                 -             210
Note receivable-noncurrent...............               338             414
Manufacturing and marketing rights.......             1,206               -
Other assets.............................               916             307
                                                -----------       ---------
                                                $     9,825       $   7,774
                                                ===========       =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt       $       496       $     293
   Notes payable.........................               485             300
   Accounts payable......................             1,316           1,124
   Accrued expenses......................               192             199
                                                 ----------       ---------
           Total current liabilities......            2,489           1,916
                                                 ----------       ---------

Long-term debt, excluding current
   installments..........................             3,919           2,678

Minority interest in consolidated
   subsidiary............................               147               -

Stockholders' equity:
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 4,104,727..........                41              41
   Additional paid-in capital............             4,512           4,512
   Retained earnings.....................            (1,283)         (1,373)
                                                 ----------       ---------

            Total stockholders' equity...             3,270           3,180
                                                 ----------       ---------

                                                 $    9,825       $   7,774
                                                 ==========       =========

See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Operations
                Three Months and Nine Months Ended September 30
                     (In Thousands, except per share data)



                                                Three Months Ended               Nine Months Ended
                                                   September 30                    September 30
                                                ------------------               -----------------

                                              1997              1996            1997           1996
                                              ----              ----            ----           ----
Net Revenues:
   Manufacturing net revenues ......        $ 2,348             2,026           7,413          6,997
   Licensing & machinery sales .....             70                 -              70              -
                                            -------            ------          ------         ------
   Net revenues ....................          2,418             2,026           7,483          6,997
                                            -------            ------          ------         ------

Cost and expenses:
   Cost of sales ...................          1,746             1,481           5,563          5,252
   Shipping and selling.............            205               182             600            606
   General and administrative ......            378               319             974            967
   Research and development.........             19                13              84             28
                                            -------            ------          ------         ------
                                              2,348             1,995           7,221          6,853
                                            -------            ------          ------         ------


   Operating income ................             70                31             262            144
                                            -------            ------          ------         ------


Other income (deductions):
   Interest expense.................           (103)             ( 89)           (291)          (251)
   Other............................             15                 2             103             12
                                            -------            ------          ------         ------
                                               ( 88)             ( 87)           (188)          (239)
                                            -------            ------          ------         ------


Earnings (loss) before minority
   interest in net income (loss)
   of subsidiary....................           ( 18)             ( 56)             74           ( 95)

Minority interest in net income
   (loss) of subsidiary.............           (  1)                -            ( 16)             -

Earnings (loss) before income tax...           ( 17)             ( 56)             90           ( 95)

Income tax expense..................              -                 -               -              -
                                            -------            ------          ------         ------

Net earnings (loss).................           ( 17)             ( 56)             90           ( 95)
                                            =======            ======          ======         ======

Earnings per common share...........           (.00)             (.01)            .02           (.02)
                                            =======            ======          ======         ======


                               RADVA CORPORATION
                            Statements of Cash Flows
                         Nine Months Ended September 30
                                 (In Thousands)

                                                                    1997             1996
                                                                   -----            -----
Cash flows from operating activities:
   Net income....................................                  $   90           $ (95)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation...............................                     280             198
      Amortization...............................                      93              63
      Loss (Gain) on sale of equipment...........                     (57)              4
    Change in assets and liabilities:
       Decrease (Increase) in net receivables....                   1,612             153
       Decrease (Increase) in inventories........                    (215)            (79)
       Decrease (Increase) in prepaid expenses...                      15              (8)
       Increase in other current assets..........                      (9)            (35)
       Decrease (Increase) in other assets.......                  (1,568)              1
       Increase (Decrease) in accounts payable...                     192             (81)
       Increase (Decrease) in accrued expenses...                      (7)           (220)
                                                                   ------           -----
         Total adjustments.......................                     336              (4)
                                                                   ------           -----

         Net cash from operating activities......                     426             (99)
                                                                   ------           -----

Increase in minority interest in
   consolidated subsidiary......................                      147               -

Cash flows from investing activities:
   Proceeds from payments on notes receivable....                      -                -
   Proceeds from sale of equipment...............                     137               -
   Capital expenditures for equipment and other
     long-term assets............................                  (2,288)           (411)
                                                                   ------           -----

         Net cash from investing activities......                  (2,151)           (411)
                                                                   ------           -----

Cash flows from financing activities:
   Proceeds from notes payable...................                     185             258
   Principal payments under notes payable........                       -               -
   Proceeds from long-term debt..................                   1,795             172
   Principal payments under long-term debt.......                    (351)           (190)
                                                                   ------           -----

         Net cash from financing activities......                   1,629             240
                                                                   ------           -----

Net increase (decrease) in cash..................                      51            (270)

Cash at January 1................................                      24             350
                                                                   ------           -----

Cash at September 30.............................                  $   75           $  80
                                                                   ======           =====



See accompanying notes to financial statements.

                               RADVA CORPORATION
                         Notes to Financial Statements
                               September 30, 1997


(1)  General


The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.



(2)  Property, Plant and Equipment


         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  312,737
         Buildings and improvements........................          2,809,704
         Machinery and equipment...........................          4,070,506
         Transportation equipment..........................            278,793
         Office equipment..................................            222,430
                                                                    ----------
                                                                    $7,694,170
                                                                    ==========


(3)  Accrued Expenses


         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  164,197
         Interest..........................................             11,265
         Other.............................................             17,081
                                                                    ----------
                                                                    $  192,543
                                                                    ==========

(4)  Notes Payable

         Demand notes, collateralized by certain
         accounts receivable and inventory
         Interest at prime plus 2%.........................         $   485,000
                                                                    -----------
                                                                    $   485,000
                                                                    ===========

                               RADVA CORPORATION
                         Notes to Financial Statements
                               September 30, 1997


(5)  Long-term Debt

         A summary of long-term debt follows:

         Installment note payable to bank, due in
         monthly installments of $43,467, including
         interest at prime plus 2%                               $ 2,593,861

         Installment notes payable with various
         maturities, collateralized by equipment.
         Interest rates ranging from 7.25% to 12.50%                 834,970

         Installment note payable to bank, due in
         monthly installments of $3,147.61, including
         interest at prime plus 2%                                   135,219

         Industrial Development Authority note of the City
         of Radford, Virginia, due in monthly installments
         of $8,592, including interest at 7.75%
         collateralized by a deed of trust on real estate            627,500

         Industrial Development Authority note of the City
         of Radford, Virginia, due in monthly installments
         of $674, including interest at 7% collateralized
         by a deed of trust on real estate                            64,374

         Contract Payable                                            128,333

         Installment note payable due in monthly
         installments of $500, including interest at 10.5%
         with a final balloon payment in August 1998,
         collateralized by a deed of trust on certain real
         estate.                                                     30,631


              Total long-term debt                                 4,414,888
                                                                 -----------
         Less current installments of long-term debt                 495,571
                                                                 -----------

         Long-term debt, excluding current installments          $ 3,919,317
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

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operation

Results of Operations - Nine Months Ended September 30, 1997
         Compared to Nine Months Ended September 30, 1996

The Company's operating income was $262,000 for the nine months ended September 30, 1997 compared to $144,000 for the nine months ended September 30, 1996. This $118,000 increase in operating income was a result of a $225,000 improvement in operating income for the Company's Shape Molding Division and a $108,000 rebate from the Company's medical insurance carrier, partly offset by increased losses of $64,000 in the exportation of building materials and $157,000 of consolidated losses for the Company's 90% owned subsidiary, Thermastructure XT Corp.

The increased Thermastructure XT Corp losses were a result of the resumption by the Company on April 1, 1997 of operations of a division which had been sold in November, 1995. Operations at this division began to improve during the third quarter of 1997.

Research and development expenses increased $56,000 for the nine months ended September 30, 1997 as compared to September 30, 1996. These increased expenditures were for the development of a new product which management feels holds significant promise for 1998 and beyond.

Other income increased $91,000 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 as a result of a $49,000 gain on the sale of real estate and from the accrual of interest of $31,000 on a note receivable for the first quarter of 1997. Both of these items were related to the reacquiring of the Thermastructure operations on April 1, 1997.

Results of Operations - Three Months Ended September 30, 1997,
         Compared to the Three Months Ended September 30, 1996

The Company's operating income was $70,000 in the three months ended September 30, 1997 as compared to operating income of $31,000 for the three months ended September 30, 1996. This $39,000 improvement was primarily a result of a $42,000 improvement in the panel licensing operation.

A dramatic improvement in the results of Thermastructure XT Corp in the third quarter of 1997 as compared to the second quarter of 1997 was also an important influence on operating income for the nine months ended September 30, 1997. As stated above, this division was reacquired on April 1, 1997, and was, therefore, not a factor in the determination of income for the three months ended September 30, 1996.

Liquidity and Capital Resources

The Company earned net profits during each of the years 1991 through 1996. The company obtained a major refinancing package in 1995 consisting of a $3,000,000 term loan and a $500,000 credit line which had $90,000 available at September 30, 1997. The Company had a working capital deficit of $54,000 at September 30, 1997.

The Company has in each of the past six years sold equipment and licenses to it's technology which has made significant positive contributions to liquidity and capital resources. While there were no significant sales during the first nine months of 1997 and there is no assurance that the Company will be successful in making such sales in the future, management is actively pursuing additional sales of these assets.

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



November 6, 1997