Form 10-Q
period 1998-03-31
RADVA CORP
filed 1998-05-15
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarter Ended                         Commission File
     March 31, 1998                            Number  0-15464

                                RADVA CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

     VIRGINIA                                     54-0715892
     --------                                     ----------
(State of Incorporation)                        (IRS Employer
                                            Identification Number)


                                 Drawer 2900 FSS
                             Radford, Virginia 24143
                             -----------------------
                    (Address of principal executive offices)

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

At May 13, 1998, there were 4,095,727 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION

                                      INDEX


                                                            Page
                                                           Number

 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1997 and March 31, 1998                3

          Statements of Operations, Three Months
          Ended March 31, 1997 and March 31, 1998             4

          Statements of Cash Flows, Three Months
          Ended March 31, 1997 and March 31, 1998             5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

                            RADVA CORPORATION
                             Balance Sheets
                             (In Thousands)

                                                 March 31       December 31
              ASSETS                               1998             1997
                                                 ---------        --------
Current assets:
   Cash .................................        $    169         $     79
                                                 --------         --------
   Accounts and notes receivable ........           2,118            1,755
   Less allowance for doubtful accounts .             115              106
                                                 --------         --------
   Net receivables ......................           2,003            1,649
                                                 --------         --------

  Inventories:
     Finished goods .....................             600              592
     Work in process ....................              20               23
     Raw materials and supplies .........             376              395
     Machinery inventory ................             286              275
                                                 --------         --------
     Total inventories ..................           1,282            1,285
                                                 --------         --------

   Prepaid expenses .....................              97              106
   Other current assets .................              71               30
                                                 --------         --------
         Total current assets ...........           3,622            3,149
                                                 --------         --------

Property, plant & equipment, at cost ....           8,216            8,084
   Less accumulated depreciation ........           3,513            3,396
                                                 --------         --------
         Net property, plant & equip ....           4,703            4,688
                                                 --------         --------

Investment in RADOSLAV Joint Venture ....             336              336
Trademark manufacturing and
 marketing rights .......................           1,304            1,354
Note receivable-noncurrent ..............             464              322
Other assets ............................           1,540            1,343
                                                 --------         --------
                                                 $ 11,969         $ 11,192
                                                 ========         ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt        $    528         $    528
   Notes payable ........................             905              569
   Accounts payable .....................           1,925            2,151
   Accrued expenses .....................             735              580
                                                 --------         --------
           Total current liabilities ....           4,093            3,828
                                                 --------         --------

Long-term debt, excluding current
   installments .........................           3,893            3,844

Minority interest in consolidated
   subsidiary ...........................             281              132
                                                 --------         --------

           Total liabilities ............           8,267            7,804
                                                 --------         --------

Stockholders' equity:
   Common stock of $.01 par value
     Authorized 10,000,000 shares; issued
      and outstanding 4,104,727 .........              41               41
   Additional paid-in capital ...........           4,503            4,512
   Retained earnings ....................            (842)          (1,165)
                                                 --------         --------

            Total stockholders' equity ..           3,702            3,388
                                                 --------         --------

                                                 $ 11,969         $ 11,192
                                                 ========         ========


See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                           Three Months Ended March 31
                      (In Thousands, except per share data)


                                               Three Months Ended
                                                    March 31
                                              --------------------
                                              1998            1997
                                              ----            ----
Net Revenues:
   Manufacturing net revenues ...            $ 3,432          2,632
   Licensing & machinery sales ..                156             --
                                             -------         ------
   Net revenues .................              3,588          2,632
                                             -------         ------

Cost and expenses:
   Cost of sales ................              2,471          1,926
   Shipping and selling .........                265            194
   General and administrative ...                403            208
   Research and development .....                 13             32
                                             -------         ------
                                               3,152          2,360
                                             -------         ------

   Operating income .............                436            272
                                             -------         ------

Other income (deductions):
   Interest expense .............               (133)           (88)
   Other ........................                  1             32
                                             -------         ------
                                                (132)           (56)
                                             -------         ------

Earnings (loss) before minority
   interest in net income (loss)
   of subsidiary ................                304            216

Minority interest in net income
   (loss) of subsidiary .........                (19)            --

Earnings (loss) before income tax                323            216

Income tax expense ..............                 --             --
                                             -------         ------

Net earnings (loss) .............            $   323            216
                                             =======         ======

Earnings per common share .......            $   .07            .05
                                             =======         ======



                                RADVA CORPORATION
                            Statements of Cash Flows
                           Three Months Ended March 31
                                 (In Thousands)

                                                            1998             1997
                                                            ----             ----
Cash flows from operating activities:
   Net income .................................            $ 323             $ 216
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ............................              117                79
      Amortization ............................               50                21
     Change in assets and liabilities:
       Decrease (Increase) in net receivables .             (354)             (172)
       Decrease (Increase) in inventories .....                3               (26)
       Decrease (Increase) in prepaid expenses                 9                (4)
       Increase in other current assets .......              (41)              (21)
       Decrease (Increase) in other assets ....             (339)               60
       Increase (Decrease) in accounts payable              (226)               57
       Increase (Decrease) in accrued expenses               155                25
                                                           -----             -----
         Total adjustments ....................             (626)               19
                                                           -----             -----

         Net cash from operating activities ...             (303)              235
                                                           -----             -----

Increase in minority interest in
   consolidated subsidiary ....................              149                --

Decrease in additional paid in capital ........               (9)               --

Cash flows from investing activities:
   Capital expenditures for equipment and other
     long-term assets .........................             (132)             (347)
                                                           -----             -----

         Net cash from investing activities ...             (132)             (347)
                                                           -----             -----

Cash flows from financing activities:
   Proceeds from notes payable ................              336                78
   Proceeds from long-term debt ...............              171               232
   Principal payments under long-term debt ....             (122)              (74)
                                                           -----             -----

         Net cash from financing activities ...              385               236
                                                           -----             -----

Net increase (decrease) in cash ...............               90               124

Cash at January 1 .............................               79                24
                                                           -----             -----

Cash at March 31 ..............................            $ 169             $ 148
                                                           =====             =====



See accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 1998


(1)  General


The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.


(2)  Property, Plant and Equipment


         A summary of property, plant and equipment follows:

         Land and improvements.............................         $   312,737
         Buildings and improvements........................           2,956,519
         Machinery and equipment...........................           4,399,834
         Transportation equipment..........................             295,649
         Office equipment..................................             251,600
                                                                    -----------
                                                                    $ 8,216,339
                                                                    ===========

(3)  Accrued Expenses


         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $   201,545
         Interest..........................................              27,852
         Other.............................................             505,624
                                                                    -----------
                                                                    $   735,021
                                                                    ===========
(4)  Notes Payable

         Short term note with bank, interest at 10.75%.....         $    75,000

         Demand notes, collateralized by certain
           accounts receivable and inventory
           Interest from 9% to prime plus 2%............            $   829,613
                                                                    -----------
                                                                    $   904,613
                                                                    ===========

                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 1998

(5)   Long-term Debt
         A summary of long-term debt follows:

         Installment note payable to bank, due in
         monthly installments of $43,467, including
         interest at prime plus 2%                                                 $2,470,967

         Installment notes payable with financing
         company collateralized by equipment with
         interest at 8.8%                                                             878,668

         Installment note payable to bank, collateralized
         by real estate, with interest at 9%                                          102,600

         Installment notes payable with various maturities,
         collateralized by equipment
         Interest rates ranging from 7.25% to 12.50%                                  142,179

         Installment note payable to bank, due in
         monthly installments of $3,147.61, including
         interest at prime plus 2%                                                    122,176

         Industrial Development Authority note of the City of Radford, Virginia, due in monthly installments of $8,592, including interest at 7.75%
         collateralized by a deed of trust on real estate                             612,917

         Industrial Development Authority note of the City of Radford, Virginia, due in monthly installments of $674, including interest at 7%
         collateralized by a deed of trust on real estate                              62,864

         Installment note payable due in monthly installments of $500, including interest at 10.5% with a final balloon payment in August 1998,
         collateralized by a deed of trust on certain real estate.                     29,227
                                                                                   ----------

              Total long-term debt                                                  4,421,598

         Less current installments of long-term debt                                  527,793
                                                                                   ----------

         Long-term debt, excluding current installments                            $3,893,805
                                                                                   ==========

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

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Net earnings were $304,000 during the first quarter of 1998 compared to $216,000 during the first quarter of 1997. Earnings for the quarter were increased $88,000, even though the Company experienced losses in its panel operations resumed in April, 1997. The Company had also recorded a one time profit of $108,000 in March, 1997 as a result of a medical insurance rebate. The Shape Molding Division accounted for $302,000 of increased earnings on increased revenues of $634,000. The Company also recorded increased net income of $126,000 in its Licensing Division on increased revenues of $156,000.

Cost of sales, as a percentage of manufacturing net revenues, decreased from 73.2% for the first quarter of 1997 to 72.0% for the first quarter of 1998. This improvement was most notable in the Company's shape molding operations where cost of sales decreased by approximately 6%. These improvements were partly offset by higher cost of sales percentages in both panel operations not present in 1997 and in the manufacture of molds for the Shape Molding Division.

Shipping and selling expenses, as a percentage of manufacturing net revenues, increased .3% for the first quarter of 1998 compared to the first quarter of 1997. General and administrative expenses increased $195,000, from $208,000 for the first quarter of 1997 to $403,000 for the first quarter of 1998, primarily as a result of the $108,000 insurance rebate noted above which reduced these expenses in 1997 and $50,000 of general and administrative expenses in the panel operations newly resumed in 1997.


Liquidity and Capital Resources

The Company has been profitable in each of the past seven years. The working capital position at March 31, 1998, was a negative $471,000. Management is in the process of concluding a major refinancing package expected to close in May, 1998. Management is also conducting negotiations for the sale of other assets not included in working capital which, if concluded, will have a significant favorable impact on working capital. The current financing package of the Company includes both a term loan with a balance of $2,475,000 and a $1,000,000 credit line with an available balance of $170,000 on March 31, 1998.

PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings

          See item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1997.


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



March 14, 1998