Form 10-K
period 1997-12-31
RADVA CORP
filed 1998-06-09
CIK 792984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1997

                         Commission file number 0-15464

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

                        Drawer 2900 First Street Station
                             Radford, Virginia 24143
                                 (540) 639-2458
                                 --------------
          Address, including zip code, and telephone number, including area code, of registrant's principal executive offices

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of April 6, 1998 (see ITEM 5 for explanation of calculation): $ 1,045,000
                                                                 ------------

Number of shares of common stock outstanding as of April 6, 1998:  4,095,727

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III incorporates information by reference to the registrant's proxy statement for its annual meeting of stockholders scheduled for May 20, 1998.


DESCRIPTION OF BUSINESS

General Development of Business

RADVA Corporation (the "Company") was organized in 1962 as a Virginia corporation to engage in the production of molded and fabricated products from expandable polystyrene. Historically, the Company has specialized in the production of customized expanded polystyrene packaging materials used to protect products during shipment; however, the Company has developed a composite building panel produced from expanded polystyrene and steel which it sells under the trademark THERMASTRUCTURE. In November, 1995, The Company sold 80% interest in its subsidiary, THERMASTRUCTURE Ltd., which manufactures the building panels and has rights to market licensing rights to territories in the United States not previously licensed. During 1997, the Company acquired an additional 70% of common stock of Thermastructure, Ltd increasing ownership to 90% of common stock. Company acquired the additional stock by giving up certain assets making this entire transaction a noncash transaction. Company and minority interest of Thermastructure, Ltd transferred all of the assets and liabilities into a new company, Thermastructure XT Corp, while maintaining the same ownership percentages (90% for Company and 10% for minority interest). Thermastructure XT Corp is consolidated into Company's financial statements. The Company continues to market manufacturing rights to its patented building panel system in territories outside of the United States. The Company also operates a Custom Mold Division which produces aluminum molds to supply the tools and dies used in its protective packaging business and manufactures specialized machinery used in the production of THERMASTRUCTURE building panels.


Industry Segments

The Company's continuing operations includes three principal industry segments: the manufacture of protective packaging and similar materials, the manufacture of THERMASTRUCTURE building panels, and licensing and related machinery sales. Each of these segments is discussed in note 15 to the financial statements.


Principal Classes of Products

The following table sets forth the approximate relative percentages of total net revenues (after intersegment eliminations) generated by the principal classes of products produced by the Company in each of its principal industry segments for each of the past three fiscal years.


      Class of Product                             1997                1996               1995
      ----------------                             ----                ----               ----
PROTECTIVE PACKAGING AND
SIMILAR MATERIALS
   Protective Packaging                            86.0%               92.9%              73.6%

THERMASTRUCTURE Building Panels
   License fees & machinery sales                   6.3%                2.9%              14.0%
   Panel sales & related revenue                    7.7%                4.2%              12.4%
                                                   -----              -----               ----
                                                  100.0%              100.0%             100.0%

Protective Packaging Products

The Company's protective packaging products include inserts and containers used in shipping products such as electronic equipment and medical supplies. The products are designed to reduce vibration, absorb shock, and provide insulation against temperature extremes in accordance with customer specifications. The products are manufactured at plants in Portsmouth and Radford, Virginia. In general, the Company's protective packaging products are molded or fabricated from expandable polystyrene-a thermoplastic which can be expanded to a pre-selected density and, when injected into a mold and subjected to controlled heat and pressure, can be formed to practically any shape. The Company also has the capability to produce protective packaging products from other cellular plastic materials such as polyethylene and polypropylene and in July 1985, entered into an agreement with the Atlantic Richfield Company ("ARCO") to purchase a copolymer resin marketed by ARCO under the trademark ARCEL. The copolymer resin is substantially more expensive than polystyrene resin but produces a product which can meet customer requirements for reusable handling units and higher customer specifications for durability. In addition to custom molded protective packaging products, the Company produces proprietary packaging products for which the Company owns the molds.

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


Customers

         The Company's protective packaging business has a broad base of customers; however, one customer accounted for approximately 14.5% of protective packaging revenues in 1997.

Backlog

         The Company had approximately $1,162,000 in backlog orders for protective packaging products as of December 31, 1997, compared to backlog orders of approximately $828,000 as of December 31, 1996. Although the Company believes that such backlog orders are firm, the purchase orders for protective packaging products generally may be cancelled without cause by the customer. The Company expects to fill all of these orders during 1998.

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

Regulation

         The Company is subject to state and federal laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act ("OSHA") and by the Environmental Protection Agency. The Company's manufacturing facilities are subject to compliance with comprehensive OSHA standards. The Company believes that its manufacturing facilities and processes are currently in compliance with OSHA and does not anticipate capital expenditures for environmental control facilities or for compliance with OSHA standards during 1998. The Company does not believe that its compliance with federal and state environmental regulations has had or will have a material effect on its capital expenditures, earnings, or competitive position.

Employees

         The Company employs approximately 150 persons. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

Executive Officers

         The following table identifies and sets forth certain information about the executive officers of the Company.

              Name               Age        Position and Year of Election
              ----               ---        -----------------------------
       Luther I. Dickens          65           President (1965)

       James M. Hylton            64           Secretary and Treasurer (1969)

ITEM 2.  PROPERTIES

Real Estate

         The real estate owned or leased by the Company and used in the Company's primary business operations is described below.

         (1) The Company owns approximately 10 acres of land in Radford, Virginia, and a 71,000 square foot building located on the Radford property. The building includes approximately 5,000 square feet of office space and approximately 66,000 square feet of manufacturing space. The Radford property is subject to deeds of trust which had outstanding balances as of December 31, 1997, aggregating approximately $2,535,491.

         (2) The Company owns approximately 7 acres of land in Portsmouth, Virginia, and a 44,000 square foot building located on the Portsmouth property. The building includes approximately 2,000 square feet of office space and approximately 42,000 square feet of manufacturing space. The Portsmouth property is subject to a deed of trust which had an outstanding balance as of December 31, 1997 of approximately $2,535,491.

         (3) The Company leases approximately 12,000 square feet of manufacturing space in Radford, Virginia, under a month-to-month lease which requires monthly rental payments of $1,500. The property is used by the Company's Custom Mold Division and is leased to the Company by a partnership in which Mr. Dickens and Dr. Hylton are general partners.

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

         The Company owns 3 trucks and 12 trailers and leases 3 tractors which it uses to ship products to customers. The Company owns 1 van and 8 cars which it uses principally for sales and sales service functions. The Company believes that its present equipment is adequate, well maintained, and in good operating condition.

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


                        1997                  1996                  1995
                        ----                  ----                  ----
                    High     Low         High      Low         High      Low
                    ----     ---         ----      ---         ----      ---
First
Quarter             5/8      7/16        3/4       7/16          9/16     7/16

Second
Quarter             7/16     7/16        9/16      7/16          7/8      3/4

Third
Quarter             5/8      1/2         5/8       9/16        1 1/8      3/4

Fourth
Quarter             9/16     9/16        7/16      7/16        1 1/8     1


The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. There was no established public trading market for the Common Stock before June 1986.


The aggregate market value of the voting stock held by non-affiliates of the Company as of April 6, 1998 shown on the facing page of this report was calculated as follows: the number of shares beneficially owned by the officers and directors of the Company as a group as of April 6, 1998 was subtracted from 4,095,727, the total number of shares outstanding on that date, and the resulting figure was multiplied by $.59375, the average of the bid and asked prices of the Company's stock in the over-the-counter market on April 6, 1998. The foregoing calculation should not be deemed an admission that any of the officers or directors of the Company is an "affiliate" of the Company.

Number of Stockholders

As of March 23, 1998, there were 316 record holders of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED STATEMENTS OF
INCOME (LOSS) DATA:                                                  Years Ended December 31,
                                             --------------------------------------------------------------------
                                                1997          1996           1995          1994            1993
                                                ----          ----           ----          ----            ----
                                                                   (Dollar amounts in thousands
                                                                     except per share data)
Net Revenues                                 $ 10,955       $  9,720       $ 10,777      $ 11,641       $ 10,405
Income (loss) from
  continuing operations
  before income taxes and
  extraordinary items                             209              -            492           534             93
Income (loss) before
  extraordinary items                             209              -            482           524             93
Net income (loss)                                 209              -            482           524             93
Income (loss) per common
  share before-
  extraordinary items                             .05              -            .13           .14            .02
Net income (loss) per
  common share                                    .05              -            .13           .14            .02



SELECTED BALANCE SHEET DATA:                                         Years Ended December 31,
                                             --------------------------------------------------------------------
                                               1997           1996            1995         1994           1993
                                               ----           ----            ----         ----           ----
                                                                   (Dollar amounts in thousands)

Working capital                              $   (679)      $  1,871       $  2,151      $   (865)      $ (1,805)
Net property, plant,
  and equipment                                 4,688          2,497          2,308         3,567          2,900
Total assets                                   11,192          7,774          7,998         8,318          7,206
Long-term debt (including
  current maturities)                           4,371          2,971          3,075         2,383          1,515
Stockholders' equity (A)                        3,388          3,180          3,179         2,357          1,833






(A) The Company has not declared or paid cash dividends on the Common Stock since 1982.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

The following table sets forth the percentage relationship that certain items in the statements of operations bear to the net revenues of the Company for each year during the five-year period ended December 31, 1997. Additional financial information as to the Company's three industry segments is set forth in note 15 to the financial statements.

                                                       Year Ended December 31
                                                       ----------------------
                                        1997         1996        1995       1994         1993
                                        ----         ----        ----       ----         ----
Manufacturing net revenues               93.7%       97.1%       86.0%       89.5%       91.7%
Licensing & related
   machinery sales                        6.3         2.9        14.0        10.5         8.3
                                        -----       -----       -----       -----       -----
   Net revenues                         100.0%      100.0%      100.0%      100.0%      100.0%
                                        -----       -----       -----       -----       -----
Cost and expense:
Cost of sales                            74.1        75.1        69.4        70.2        74.1
Shipping and sales                        7.7         8.2         9.0         9.9        12.7
General and administrative               12.7        12.9        13.5        13.2        10.2
Research and development                   .9          .5         0.3         0.0         0.0
                                        -----       -----       -----       -----       -----
                                         95.4        96.7        92.2        93.3        97.0
                                        -----       -----       -----       -----       -----

    Operating income                      4.6         3.3         7.8         6.7         3.0
                                        -----       -----       -----       -----       -----

Other income (deductions)
   Interest expense                      (3.9)       (3.3)       (2.7)       (2.5)       (2.5)
   Interest income                         .3          .0          .1          .1          .3
   Other                                   .0          .0         (.0)         .3          .1
                                        -----       -----       -----       -----       -----

                                         (3.6)       (3.3)       (2.6)       (2.1)       (2.1)
                                        -----       -----       -----       -----       -----

Income from continuing
   operations before income taxes
   and minority interest in net
   loss of subsidiary                     1.6          .0         4.6         4.6          .9
Income tax expense                         .0          .0         (.1)         .1         (.0)
                                        -----       -----       -----       -----       -----

Income before minority
   interest in net loss of
   subsidiary                             1.6          .0         4.5         4.5          .9

Minority interest in net
   loss of subsidiary                      .3          .0          .0          .0          .0
                                        -----       -----       -----       -----       -----

Net income                                1.9%         .0%        4.5%        4.5%         .9%
                                        =====       =====       =====       =====       =====


1997 Compared to 1996


The Company's 1997 revenues were greater than 1996 revenues by $1,235,000, a 12.7% increase. These increased revenues were primarily the result of: increased shape molding revenues of $383,000; increased license and machinery sales of $416,000; and increased panels sales of $813,000; all partly offset by reduced shipments of building materials to Russia of $402,000.

The increased panel sales were the result of the Company's having reacquired 70% of the rights to domestic panel sales on April 1, 1997. These rights, as well as reacquired equipment, were added to the 20% rights to domestic panel sales already owned by the Company and transferred to a newly formed company, Thermastructure XT Corp., 90% owned by Radva Corporation. Thermastructure XT Corp. had sales of $813,000 in 1997 and the Company recorded no panel sales in 1996, since the Company's 20% interest in panel sales were recorded on a cost basis.

Operating income increased $192,000 in 1997 as compared to 1996. This increased operating income was primarily the result of an increased Shape Molding Division operating profit of $81,000 and of increased license and machinery sale income of $484,000, partly offset by losses of Thermastructure XT of $281,000.

The Company's cost of sales as a percent of manufacturing net revenues increased 1.7%, from 77.4% in 1996 to 79.1% in 1997, primarily as a result of the repurchase and inclusion of panel sales in 1997. The panel sales operation had a higher cost of sales percentage due to operating at a low rate of manufacturing capacity.

The Company's shipping and selling expenses decreased .3%, and the company's general and administrative expenses increased by an almost identical .3%, both as a percent of manufacturing net revenues. Research and development expenses increased $47,000, from $51,000 in 1996 to $98,000 in 1997 due to work toward the development of a new building material.


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

Shipping and selling expenses, as a percentage of manufacturing net revenues, decreased 2.0%, to 8.5% in 1996 from 10.5% in 1995. The primary factor in this reduction occurred within shipping expenses at the Radford, Virginia plant where costs were down $95,000. Even though sales were down at the Radford plant by 5.5%, shipping cost were down 23.6%. Driver wages and warehouse labor were both down $28,000 and $30,000, respectively, accounting for a large portion of the reduced costs.

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

The Company's 1995 revenues of $10,777,000 were lower than 1994 revenues by $864,000 representing a 7% decrease. This decrease consisted of the following increases or (decreases) in 1995 as compared to 1994:


               Shape Molding Division                          $   207,000
               Miscellaneous:
                    Gain on discounted note payoff                (229,000)
                    Other miscellaneous                             (4,000)
               THERMASTRUCTURE Division:
                    Panel sales                                 (1,252,000)
                    Door Core sales                               (438,000)
                    RADVA RU supply sales                          566,000
                    License and machinery sales                    286,000
                                                                 ---------
                                                               $  (864,000)


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

1995 Compared to 1994, continued

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

Liquidity and Capital Resources

The Company has been profitable in each of the past seven years. The working capital position at December 31, 1997, was a negative $679,000. However, management is in the process of concluding a major refinancing package expected to close in April, 1998 and to have a significant favorable impact on working capital. Management is also conducting negotiations for the sale of other assets not included in working capital which, if concluded, will also have a significant favorable impact on working capital. The current financing package of the Company includes both a term loan with a balance of $2,535,000 and a $500,000 credit line with an available balance of $6,000 on December 31, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements

                                                                   Page
                                                                   ----
Independent Auditors' Reports...................................    13

Balance Sheets as of December 31, 1997 and 1996.................   14-15

Statements of Operations for the Years Ended
   December 31, 1997, 1996, and 1995............................     16

Statements of Stockholders' Equity for the Years
   Ended December 31, 1997, 1996, and 1995......................     17

Statements of Cash Flows for the Years
   Ended December 31, 1997, 1996, and 1995......................   18-19

Notes to Financial Statements as of December 31,
   1997, 1996, and 1995.........................................   20-29



Index to Financial Statement Schedules


Schedule V  - Property, Plant and Equipment.....................     30

Schedule VI - Accumulated Depreciation and
   Amortization of Property, Plant, and Equipment...............     31

Schedule VIII - Valuation and Qualifying Accounts...............     32

PERSINGER & COMPANY, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
203 W. GRAYSON STREET
GALAX, VIRGINIA 24333

TELEPHONE:  540-236-8135
         FAX:  540-236-0797


                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
RADVA Corporation

We have audited the consolidated financial statements and the consolidated financial statement schedules of RADVA Corporation and subsidiaries as of and for the years ended December 31, 1997 and 1996, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RADVA Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the 1997 and 1996 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


PERSINGER & COMPANY L.L.C.


Galax, Virginia
March 2, 1998

                       RADVA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                          1997                   1996
                                                                          ----                   ----
                 ASSETS
Current assets:
  Cash and cash equivalents (Notes 2 and 3)                            $    78,963             $   23,625
                                                                       -----------             ----------

  Accounts and notes receivable (Notes 8 and 9)                          1,426,107              1,665,234
  Receivable - other (Notes 3 and 16)                                      329,420              1,197,308
  Less allowance for doubtful accounts                                     106,423                172,560
                                                                       -----------             ----------
          Net receivables                                                1,649,104              2,689,982
                                                                       -----------             ----------

  Inventories (Notes 8 and 9):
     Finished goods                                                        592,117                397,404
     Work-in-process                                                        23,015                 28,521
     Raw materials and supplies                                            395,101                243,416
     Machinery inventory                                                   274,676                239,627
                                                                       -----------             ----------
          Total inventories                                              1,284,909                908,968
                                                                       -----------             ----------

  Prepaid expenses                                                         106,107                133,819
  Other current assets                                                      30,238                 30,238
                                                                       -----------             ----------

          Total current assets                                           3,149,321              3,786,632
                                                                       -----------             ----------

Property, plant and equipment, at cost (Notes 5, 8 and 9)                8,083,518              5,564,578
Less accumulated depreciation and amortization                           3,395,645              3,067,206
                                                                       -----------             ----------
          Net property, plant and equipment                              4,687,873              2,497,372
                                                                       -----------             ----------

Other assets, at cost, less accumulated amortization:
  Investment in Radoslav Joint Venture (Note 6)                            336,103                336,103
  Investment in Thermastructure, LTD (Note 16)                                   -                210,224
  Trademark, marketing and manufacturing rights                          1,354,128                223,062
  Note receivable - long-term                                              321,913                414,131
  Other (Note 17)                                                        1,342,834                306,254
                                                                       -----------             ----------
                                                                         3,354,978              1,489,774
                                                                       -----------             ----------
                                                                       $11,192,172             $7,773,778
                                                                       ===========             ==========






                                                                     (continued)

                       RADVA CORPORATION AND SUBSIDIARIES


                                                                  1997              1996
                                                                  ----              ----
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (Notes 3 and 9)     $    527,793      $   292,534
  Notes payable (Note 8)                                          569,112          300,000
  Accounts payable                                              2,151,188        1,124,142
  Accrued expenses (Note 7)                                       579,853          199,215
  Income taxes payable (Note 10)                                       --               --
                                                             ------------      -----------

          Total current liabilities                             3,827,946        1,915,891
                                                             ------------      -----------

Long-term debt, excluding current installments
  (Notes 3 and 9)                                               3,843,432        2,678,127
                                                             ------------      -----------

Minority interest in subsidiary                                   132,390               --
                                                             ------------      -----------

          Total liabilities                                     7,803,768        4,594,018
                                                             ------------      -----------

Commitments, contingencies and other matters
  (Notes 9, 13, 16 and 17)

Stockholders' equity:
  Common stock, par value $.01 per share; authorized
    10,000,000 shares; issued 4,104,727 shares                     41,047           41,047
  Additional paid-in capital                                    4,511,939        4,511,939
  Retained earnings (deficit)                                  (1,164,582)      (1,373,226)
                                                             ------------      -----------

          Total stockholders' equity                            3,388,404        3,179,760
                                                             ------------      -----------



                                                             $ 11,192,172      $ 7,773,778
                                                             ============      ===========




See notes to consolidated financial statements.

                       RADVA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                          1997              1996               1995
                                                          ----              ----               ----
Net revenues:
  Manufacturing net revenues                          $ 10,267,053      $  9,432,869      $  9,266,527
  Licensing and related machinery sales (Note 16)          687,807           287,239         1,510,684
                                                      ------------      ------------      ------------
                                                        10,954,860         9,720,108        10,777,211
                                                      ------------      ------------      ------------

Costs and expenses:
  Cost of sales                                          8,116,636         7,302,820         7,475,498
  Shipping and selling expenses                            840,549           798,641           972,200
  General and administrative expenses                    1,392,295         1,252,295         1,456,474
  Research and development expenses                         97,867            50,531            29,834
                                                      ------------      ------------      ------------
                                                        10,447,347         9,404,287         9,934,006
                                                      ------------      ------------      ------------

          Operating income                                 507,513           315,821           843,205
                                                      ------------      ------------      ------------

Other income (expense):
  Interest expense                                        (425,947)         (322,275)         (297,833)
  Interest income                                           30,681                --            11,159
  Other                                                      4,200             4,281             4,635
                                                      ------------      ------------      ------------
                                                          (391,066)         (317,994)         (282,039)
                                                      ------------      ------------      ------------

                                                           116,447            (2,173)          561,166
                                                      ------------      ------------      ------------

Gain (loss) on sale of assets:
  Equipment                                                 12,141             2,566             2,794
  Real estate                                               47,874                --           (44,015)
                                                      ------------      ------------      ------------
                                                            60,015             2,566           (41,221)
                                                      ------------      ------------      ------------

Equity in net income (loss) of
  investee                                                      --                --           (27,583)
                                                      ------------      ------------      ------------

Minority interest in net loss of subsidiary                 32,182                --                --
                                                      ------------      ------------      ------------

Income before income taxes                                 208,644               393           492,362

Provision for income taxes (Note 10)                            --                --            10,385
                                                      ------------      ------------      ------------

          Net income                                  $    208,644      $        393      $    481,977
                                                      ============      ============      ============

Income per common share:
          Net income                                  $        .05      $         --      $        .13
                                                      ============      ============      ============



See notes to consolidated financial statements.

                       RADVA CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                             ADDITIONAL      RETAINED           TOTAL
                                  COMMON      PAID-IN        EARNINGS        STOCKHOLDERS'
                                  STOCK       CAPITAL        (DEFICIT)         EQUITY
                                  -----       -------        ---------         ------

Balance at December 31, 1994     $37,421     $4,175,565     $(1,855,596)     $2,357,390
Stock issued                       3,626        336,374              --         340,000
Net income                            --             --         481,977         481,977
                                 -------     ----------     -----------      ----------

Balance at December 31, 1995      41,047      4,511,939      (1,373,619)      3,179,367

Net income                            --             --             393             393
                                 -------     ----------     -----------      ----------

Balance at December 31, 1996      41,047      4,511,939      (1,373,226)      3,179,760

Net income                            --             --         208,644         208,644
                                 -------     ----------     -----------      ----------

Balance at December 31, 1997     $41,047     $4,511,939     $ 1,164,582      $3,388,404
                                 =======     ==========     ===========      ==========





See notes to consolidated financial statements.

                       RADVA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                          1997           1996            1995
                                                                          ----           ----            ----
Cash flows from operating activities:
  Net income                                                          $   208,644      $     393      $   481,977

  Adjustments to reconcile net income to net cash
    provided by (used in)
    operating activities:
      Depreciation                                                        409,191        285,830          371,938
      Amortization                                                        169,402        118,601          129,927
      Allowance for doubtful accounts                                     (66,137)       (30,691)          (1,419)
      (Gain) on sale of investment                                             --             --       (1,061,558)
      Proceeds from sale of investment,
        net of cash and cash equivalents sold                                  --             --          687,386
      (Gain) loss on sale of assets                                       (60,015)        (2,566)          41,221
      Equity loss in investee                                                  --             --           27,583
      Minority interest in net income (loss) of
        consolidated subsidiaries                                         (32,182)            --               --
      Changes in assets and liabilities, net of effects of
        acquisition of Thermastructure XT Corp.:
        Increase in accounts and notes
          receivable ($239,127 - $754,857)                               (515,730)       (34,458)        (165,231)
        Decrease (increase) in receivable
           - other ($867,888 - $1,197,308)                               (329,420)        75,000          500,000
        Increase in inventories ($375,941 - $116,714)                    (259,227)      (101,046)              --
        Decrease (increase) in prepaid expenses                            27,712        (43,581)           2,349
        Decrease (increase) in other current assets                            --          1,605           (1,605)
        Decrease in note receivable -
           noncurrent ($92,218 - $92,218)                                      --             --           73,499
        Decrease in account receivable-noncurrent                              --             --           58,267
        Increase (decrease) in investment in Thermastructure, LTD
           ($210,224 - $210,224)                                               --             --               --
        Increase in trademark ($1,131,066 - $1,113,912)                   (17,154)            --               --
        Increase in other assets ($1,036,580 - $674,501)                 (362,079)       (54,062)         (52,422)
        Increase (decrease) in accounts
           payable ($1,027,046 - $213,773)                                813,273       (143,100)        (522,873)
        Increase (decrease) in accrued
           expenses ($380,638 - $7,392)                                   373,246       (266,578)        (134,212)
        Increase (decrease) in income taxes payable                            --        (10,385)             697
                                                                      -----------      ---------      -----------

          Net cash provided by (used in) operating activities             359,524        (49,381)         334,478
                                                                      -----------      ---------      -----------

Cash flows from investing activities:
  Proceeds from sale of assets                                            139,050          6,400           39,579
  Company manufactured equipment and buildings                           (220,491)       (15,699)        (413,804)
  Capital expenditures on equipment                                    (1,027,955)      (463,558)        (402,851)
                                                                      -----------      ---------      -----------
          Net cash used in investing activities                        (1,109,396)      (472,857)        (777,076)
                                                                      -----------      ---------      -----------



                                       18
                                                                     (continued)

                       RADVA CORPORATION AND SUBSIDIARIES


                                                            1997            1996            1995
                                                            ----            ----            ----

Cash flows from financing activities:
  Net proceeds (payments) on notes
     payable ($269,112 - $75,000)                           194,112        300,000       (1,293,787)
  Proceeds from issuance of long-term
     debt ($1,909,296 - $789,466)                         1,119,830        172,433        3,011,287
  Principal payments under long-term debt                  (508,732)      (276,516)      (1,454,078)
  Proceeds from sale of common stock                             --             --          340,000
                                                        -----------      ---------      -----------

          Net cash provided by financing activities         805,210        195,917          603,422
                                                        -----------      ---------      -----------

Net increase (decrease) in cash                         $    55,338      $(326,321)     $   160,824

Cash and cash equivalents at beginning of year               23,625        349,946          189,122
                                                        -----------      ---------      -----------

Cash and cash equivalents at end of year                $    78,963         23,625      $   349,946
                                                        ===========      =========      ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                $   411,043      $ 327,760      $   329,700
                                                        ===========      =========      ===========

  Cash paid during the year for income taxes            $        --      $  10,385      $     9,688
                                                        ===========      =========      ===========


Supplemental disclosure of noncash investing activities:

During 1997 Radva acquired ninety (90) percent of Thermastructure XT Corp. for $1,481,141 which resulted in the transfer of the following assets:

             Assets transferred:
                Investment in Thermastructure, Ltd             $  210,224
                Notes receivable                                1,197,308
                Accounts receivable                                42,928
                Interest receivable                                30,681
                                                               ----------
                                                               $1,481,141
                                                               ==========

   During 1996 the sale of eighty (80) percent of the investment in Thermastructure, Ltd for $2,022,308 resulted in the transfer of the following assets and liabilities:

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

                       RADVA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

RADVA Corporation and subsidiaries (the Company) produce and sell molded and fabricated expanded polystyrene foam products such as packaging materials and containers. The Company has also developed and patented housing construction panels utilizing expanded polystyrene foam reinforced with steel. In addition, they build and sell machinery used to manufacture the panels along with the licensing rights to market the panels. The Company operates facilities in Radford and Portsmouth, Virginia.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, RADVA RU, Inc. and Thermastructure XT Corp. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Other assets

Included in other assets are patents, loan costs and marketing and manufacturing rights, which are amortized over their respective estimated lives, and trademark rights, which are amortized over 12 years. Accumulated amortization was $1,156,136 and $986,734 as of December 31, 1997 and 1996, respectively.

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

Per Share Information

Earnings per share are based on the average number of common shares of the Company outstanding. The number of shares used in computing per share information was 4,104,727 in 1997, 4,104,727 in 1996 and 3,772,282 in 1995.

Reclassification

Certain reclassifications have been made to prior years' financial statements to place them on a comparable basis with the current year.

NOTE 2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                             1997             1996              1995
                                                             ----             ----              ----
Petty cash and non-interest bearing accounts                $57,484          $23,625          $349,946
Restricted by IDA bonds, series 1995                         21,479                -                 -
                                                            -------          -------          --------
                                                            $78,963          $23,625          $349,946
                                                            =======          =======          ========

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

The estimated fair values of the Company's financial instruments as of December 31, 1997 are as follows:

                                                    1997
                                    ----------------------------------
                                    Carrying Amount         Fair Value
                                    ---------------         ----------
Cash and cash equivalents            $   78,963             $   78,963
Receivable - other                      329,420                329,420
Long-term debt                        4,371,225              4,371,225

NOTE 4.  RECEIVABLES

Information about impaired receivables as of and for the years ended December 31, 1997 and 1996 is as follows:

                                                       1997         1996
                                                       ----         ----

Receivables for which there is a related
  allowance for bad debts                            $ 70,000     $451,005
Receivables for which there is no related
  allowance for bad debts                              50,000      438,131
                                                     --------     --------
      Total impaired receivables                     $120,000     $889,136
                                                     ========     ========
Related allowance for possible bad debts             $ 17,500     $168,210
                                                     ========     ========
Average balance (based on beginning and
  ending of year)                                    $504,569     $883,606
                                                     ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                    1997            1996
                                                    ----            ----
          Land and improvements                  $  312,737     $  225,984
          Buildings and improvements              2,830,910      2,102,263
          Machinery and equipment                 4,411,300      2,702,842
          Transportation equipment                  278,793        333,289
          Office equipment                          249,778        200,200
                                                 ----------     ----------
                                                 $8,083,518     $5,564,578
                                                 ==========     ==========

NOTE 6. INVESTMENT IN RADOSLAV JOINT VENTURE

The Company owns a 31% interest in Radoslav, a Joint Venture located at Pereslavl - Zalessky, approximately 75 miles north of Moscow. Radoslav produces THERMASTRUCTURE panels for sale in Russia and other European countries. The Company and three Russian entities, Pereslavlstroy Trust, Slavich Corporation and Argamak Corporation are the primary joint venture participants. The Joint Venture agreement called for the Company to contribute technology, the right for Radoslav to produce THERMASTRUCTURE panels under the Company's trademarks and U.S. currency that is included in the investment account. The Russian principals contributed a manufacturing facility of approximately 24,000 square feet and a sum of Russian currency. The results of operations of Radoslav for the years ended December 31, 1997, 1996 and 1995 are not material to the financial statements of RADVA Corporation and are not included in the statement of operations or the investment account.

NOTE 7.  ACCRUED EXPENSES

Accrued expenses are composed of the following:

                                                                    1997              1996
                                                                    ----              ----
          Payroll and employee benefits                           $117,536          $ 97,829
          Interest                                                  26,170            11,266
          Customer deposits                                         38,993             4,382
          Insurance                                                 85,160                --
          Licenses                                                 206,544                --
          Other                                                    105,450            85,738
                                                                  --------          --------
                                                                  $579,853          $199,215
                                                                  ========          ========

NOTE 8.  NOTES PAYABLE

A summary of notes payable follows:

                                                                    1997              1996
                                                                    ----              ----
          Line of credit with commercial bank, $500,000
          limit, interest at prime plus 2%                        $494,112          $300,000

          Short-term note with commercial bank, interest
          at 10.75%, due November 24, 1997                          75,000                --
                                                                  --------          --------

                    Total notes payable                           $569,112          $300,000
                                                                  ========          ========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  LONG-TERM DEBT

     A summary of long-term debt follows:

                                                                                            1997                1996
                                                                                            ----                ----
     Installment notes payable due in aggregate monthly installments of $2,070, including interest, with various maturities until February, 2001;
     collateralized by equipment.  Interest rates ranging from 7.5% to 12.5%            $   45,812          $   50,304

     Financing obligation recorded under capital lease, due in monthly installments
     of $3,256, including interest at 8.3%; collateralized by equipment                     98,237             113,169

     Installment note payable to bank, due in monthly installments of $43,467, including interest at prime plus 2% with a final balloon payment in
     December 2000                                                                       2,535,491           2,774,567


     Installment note payable to bank, due in monthly installments of
     $3,148 including interest at 12%; collateralized by equipment                      $  128,771          $       --

     Industrial Development Authority of the City of Radford, Virginia, due in
     monthly installments of $8,592, including interest at 7.75%, collateralized by a deed of trust on real estate at 609 Rock Road,
     Radford, Virginia                                                                     645,000                  --

     Industrial Development Authority of the City of Radford, Virginia, due in
     monthly installments of $674, including interest at 7%, collateralized by a second deed of trust on real estate at 609 Rock
     Road, Radford, Virginia                                                                64,804                  --

     Installment notes payable with financing company, due in monthly installments of $16,404, including interest at 8.8%; collateralized
     by equipment                                                                          823,172                  --

     Installment note payable, due in monthly installments of $500, including interest at 8.125% with a final balloon payment in August 1998,
     collateralized by a deed of trust on certain real estate                               29,938              32,621
                                                                                        ----------          ----------

          Total long-term debt                                                           4,371,225           2,970,661

     Less current installments of long-term debt                                           527,793             292,534
                                                                                        ----------          ----------

          Long-term debt, excluding current installments                                $3,843,432          $2,678,127
                                                                                        ==========          ==========



Substantially all real property, equipment, accounts receivable and inventory are pledged as collateral on various debt instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate principal maturities of long-term debt during each of the five years subsequent to December 31, 1997 follows:

          Years Ended December 31,
          ------------------------
                    1998                                   $  527,793
                    1999                                      567,380
                    2000                                      533,195
                    2001                                      548,443
                    2002                                      468,898
                    Thereafter                              1,725,516
                                                           ----------
                                                           $4,371,225
                                                           ==========

NOTE 10. INCOME TAX MATTERS

Net deferred tax assets and liabilities consist of the following components as of December 31, 1997 and 1996:

                                                    1997                1996
                                                    ----                ----
      Deferred tax assets:
           Bad debt allowance                    $   40,440          $   92,209
           Accrued expenses                          30,513              25,835
           Inventory allowance                       10,260               8,648
           Contributions carryover                    1,545                 977
           Loss carryforward                        672,872             724,231
           Investment tax credit carryforward       177,659             177,659
           Minimum tax credit carryforward           20,073              20,073
                                                 ----------          ----------
                                                    953,362           1,049,632
           Less valuation allowance                 726,222             889,366
                                                 ----------          ----------
                                                 $  227,140          $  160,266
                                                 ==========          ==========
      Deferred tax liabilities:
           Property and equipment                $  227,140          $  160,266
                                                 ==========          ==========
                                                 $       --          $       --
                                                 ==========          ==========


As noted, the deferred tax assets equal the deferred tax liabilities resulting in no effect on the income statement or stockholders' equity for the year.

Loss carryforwards for tax purposes as of December 31, 1997 have the following expiration dates:

    Expiration Date                                     Amount
    ---------------                                     ------
         2005                                        $ 1,770,717
                                                     ===========

Investment tax credit carryforwards for tax purposes as of December 31, 1997 have the following expiration dates:

    Expiration Date                                     Amount
    ---------------                                     ------
        1998                                          $   88,599
        1999                                              40,976
        2000                                              48,084
                                                      ----------
                                                      $  177,659
                                                      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 1997, 1996 and 1995 due to the following:

                                                                 1997               1996               1995
                                                                 ----               ----               ----

Computed "expected" tax benefit                                $ 64,621           $     59           $ 167,403
Non-deductible expenses                                           4,801              2,179             171,808
State income taxes, net of federal income tax benefit             8,087                761              39,508
Benefit of operating loss carryforward                          (77,509)            (2,999)           (378,719)
Other                                                                --                 --              10,385
                                                               --------           --------           ---------
                                                               $     --           $     --           $  10,385
                                                               ========           ========           =========


NOTE 11.  RETIREMENT PLANS

The Company has a profit sharing plan (the Plan) which covers all full-time officers and employees who have at least one year of service and attained the age of 21. For the years ended December 31, 1996 and 1995, contributions to the Plan were made at the rate of 5% of earnings before profit sharing and income taxes, or the maximum deduction allowed for federal income tax purposes, whichever is lower and was funded as incurred. During 1996, the Company modified its profit sharing plan to make contributions at Company's discretion. The Plan is a qualified plan under applicable sections of the Internal Revenue Code. Profit sharing expense for the period ended December 31, 1997, 1996 and 1995 was $ -0-, $ -0-, and $25,914, respectively.

The Company adopted a 401K retirement plan which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to the plan are made at a rate of 25% of each employees contribution up to a maximum of 4% of each employees earnings for the year. The plan is a qualified plan under applicable sections of the Internal Revenue Code. Company contributions for the year ended December 31, 1997 was $19,750.

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

NOTE 13.  OPERATING LEASES

The Company leases certain of its manufacturing and office facilities and equipment. Rental expense for the years ended December 31, 1997, 1996 and 1995 was $173,763, $136,850, and $123,481, respectively. All leases have expired; however, the Company continues to lease these facilities under the previous lease schedules for $4,685 per month.

NOTE 14.  MAJOR CUSTOMER AND SUPPLIER

The percentage of net revenue attributable to the Company's major customers (exceeding 10% of total revenues) is 12.5% for 1997, 23.4% for 1996, and 10.5% for 1995.

The percentage of cost of sales attributable to the Company's major suppliers (exceeding 10% of total cost of sales) is 18.8% for 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15. INDUSTRY SEGMENTS

The Company considers its operations to include principally three industry segments; (1) manufacture of protective packaging and similar materials, (2) manufacture of THERMASTRUCTURE building products, and (3) licensing and related machinery sales. Summary data for 1997, 1996, and 1995 is as follows:

                                                              1997                1996                 1995
                                                              ----                ----                 ----
Net revenues:
  Protective packaging and similar material               $ 9,421,180          $9,026,547          $  7,937,220
  THERMASTRUCTURE products and similar materials              845,873             406,322             1,329,307
  Licensing and related machinery sales                       687,807             287,239             1,510,684
                                                          -----------          ----------          ------------

  Revenue                                                 $10,954,860          $9,720,108          $ 10,777,211
                                                          ===========          ==========          ============


Operating income (loss):
  Protective packaging and similar materials              $ 2,477,830          $2,259,699          $  2,179,442
  THERMASTRUCTURE products and similar materials               60,437              68,943              (339,936)
  Licensing and related machinery sales                       299,957              88,646             1,462,207
                                                          -----------          ----------          ------------
          Segment operating income                          2,838,224           2,417,288             3,301,713

          General corporate expense                         2,330,711           2,101,467             2,458,508
                                                          -----------          ----------          ------------
          Operating profit                                $   507,513          $  315,821          $    843,205
                                                          ===========          ==========          ============

Capital expenditures:
   Protective packaging and similar materials             $ 1,026,830          $  440,631          $    792,338
   THERMASTRUCTURE products - U.S. operations                 206,892                  --                10,187
   General corporate                                           14,724              38,626                14,130
                                                          -----------          ----------          ------------

          Capital expenditures                            $ 1,248,446          $  479,257          $    816,655
                                                          ===========          ==========          ============

Depreciation and amortization:
   Protective packaging and similar materials             $   468,762          $  380,585          $    278,395
   THERMASTRUCTURE products                                    82,257                  --               191,117
   General corporate                                           27,574              23,846                32,353
                                                          -----------          ----------          ------------

          Depreciation and amortization                   $   578,593          $  404,431          $    501,865
                                                          ===========          ==========          ============

Identifiable assets at December 31:
   Protective packaging and similar materials             $ 3,970,025          $3,023,930          $  2,726,629
   THERMASTRUCTURE products                                 2,938,691             433,286               505,352
   Licensing and related machinery sales                    1,745,769           1,058,447             1,057,322
   General corporate                                        2,537,687           3,258,115             3,708,228
                                                          -----------          ----------          ------------
          Assets                                          $11,192,172          $7,773,778          $  7,997,531
                                                          ===========          ==========          ============


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

Company entered into an agreement dated November 3, 1995 for sale of 80% of common stock of THERMASTRUCTURE, Ltd. Company received $750,000 down with the balance to be paid on or before expiration of six months with a minimum of $750,000 cash. This transaction resulted in a gain of $1,061,558 and is reflected in net revenues from licensing and related machinery sales. Balance due from sale at December 31, 1997 and 1996 amounted to $ -0- and $1,197,308, respectively.

During 1997, the Company acquired an additional 70% of common stock of Thermastructure, Ltd increasing ownership to 90% of common stock. Company acquired the additional stock by giving up certain assets making this entire transaction a noncash transaction. Company and minority interest of Thermastructure, Ltd transferred all of the assets and liabilities into a new company Thermastructure XT Corp while maintaining the same ownership percentages (90% for Company and 10% for minority interest). Thermastructure XT Corp is consolidated into Company's financial statements.

NOTE 17.  OTHER ASSETS - OTHER

Other assets - other consist of the following:

                                   1997               1996              1995
                                   ----               ----              ----
Deposits                        $   15,600          $ 15,600          $ 15,600
Loan costs                          31,938            35,930            39,922
Patent costs                        51,134            34,456            41,999
Mexican investment                  70,096            70,096            70,096
Investment in Radva RU                  --            35,000            70,000
Investment in Pereslav              55,000            55,000            55,000
Investment in licenses           1,105,135                --                --
Material rights                     13,931                --                --
Other                                   --            60,172             6,110
                                ----------          --------          --------
                                $1,342,834          $306,254          $298,727
                                ==========          ========          ========

NOTE 18.  CONTINGENCIES

Debt assumption:

As part of the agreement dated November 3, 1995 in which Radva sold 80% of common stock of THERMASTRUCTURE, Ltd., the acquiring company assumed obligations owed to the Industrial Development Authority (IDA) amounting to $780,784.

On April 1, 1997 Company reacquired certain real estate of Thermastructure, Ltd by assuming obligations owed to the Industrial Development Authority (IDA) amounting to $775,818.

Legal matters:

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                    OTHER
                                         BALANCE                                                   CHANGES
                                           AT                                                         ADD               BALANCE
                                        BEGINNING           ADDITIONS                              (DEDUCT)              AT END
     CLASSIFICATION                      OF YEAR             AT COST          RETIREMENTS           (A) (B)             OF YEAR
     --------------                     ---------           ---------         -----------          --------             -------
Year ended December 31, 1995:

  Land and improvements                $  295,904          $       --          $   91,754          $       --          $  204,150
  Buildings and improvements            2,776,465             101,015           1,211,264             363,728           2,029,944
  Machinery and equipment               4,239,999             272,419           1,182,910              50,076           3,379,584
  Transportation equipment                425,551              15,287              30,698                  --             410,140
  Office equipment                        422,116              14,130               8,852                  --             427,394
                                       ----------          ----------          ----------          ----------          ----------

                                       $8,160,035          $  402,851          $2,525,478          $  413,804          $6,451,212
                                       ==========          ==========          ==========          ==========          ==========


Year ended December 31, 1996:

  Land and improvements                $  204,150          $   21,834          $       --          $       --          $  225,984
  Buildings and improvements            2,029,944              87,747              15,428                  --           2,102,263
  Machinery and equipment               3,379,584             264,133             956,574              15,699           2,702,842
  Transportation equipment                410,140              53,368             130,219                  --             333,289
  Office equipment                        427,394              36,476             263,670                  --             200,200
                                       ----------          ----------          ----------          ----------          ----------

                                       $6,451,212          $  463,558          $1,365,891          $   15,699          $5,564,578
                                       ==========          ==========          ==========          ==========          ==========


Year ended December 31, 1997:

  Land and improvements                $  225,984          $       --          $    5,000          $   91,753          $  312,737
  Buildings and improvements            2,102,263             115,835              82,298             695,110           2,830,910
  Machinery and equipment               2,702,842             837,480              38,630             909,608           4,411,300
  Transportation equipment                333,289              23,579              78,075                  --             278,793
  Office equipment                        200,200              51,061               1,483                  --             249,778
                                       ----------          ----------          ----------          ----------          ----------

                                       $5,564,578          $1,027,955          $  205,486          $1,696,471          $8,083,518
                                       ==========          ==========          ==========          ==========          ==========

(A) During 1997, 1996 and 1995, the Company placed in service certain property which has previously been classified as inventory.

(B) During 1997 the Company acquired ninety (90) percent of Thermastructure XT Corp. in a noncash transaction.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                    OTHER
                                         BALANCE                                                   CHANGES
                                           AT                                                         ADD               BALANCE
                                        BEGINNING           ADDITIONS                              (DEDUCT)              AT END
     CLASSIFICATION                      OF YEAR             AT COST          RETIREMENTS           (A) (B)             OF YEAR
     --------------                     ---------           ---------         -----------          --------             -------
Year ended December 31, 1995:

  Land and improvements                $   24,331          $       --          $       --          $       --          $   24,331
  Buildings and improvements              978,160              88,847              57,653                  --           1,009,354
  Machinery and equipment               2,927,884             235,656             725,166                  --           2,438,374
  Transportation equipment                291,289              32,136              30,698                  --             292,727
  Office equipment                        371,062              15,299               7,714                  --             378,647
                                       ----------          ----------          ----------          ----------          ----------

                                       $4,592,726          $  371,938          $  821,231          $       --          $4,143,433
                                       ==========          ==========          ==========          ==========          ==========


Year ended December 31, 1996:

  Land and improvements                $   24,331          $       --          $       --          $       --          $   24,331
  Buildings and improvements            1,009,354              81,689              15,428                  --           1,075,615
  Machinery and equipment               2,438,374             160,616             956,573                  --           1,642,417
  Transportation equipment                292,727              27,476             126,386                  --             193,817
  Office equipment                        378,647              16,049             263,670                  --             131,026
                                       ----------          ----------          ----------          ----------          ----------

                                       $4,143,433          $  285,830          $1,362,057          $       --          $3,067,206
                                       ==========          ==========          ==========          ==========          ==========


Year ended December 31, 1997:

  Land and improvements                $   24,331          $       --          $       --          $       --          $   24,331
  Buildings and improvements            1,075,615             102,282               1,556                  --           1,176,341
  Machinery and equipment               1,642,417             248,549               1,121                  --           1,889,845
  Transportation equipment                193,817              35,466              78,075                  --             151,208
  Office equipment                        131,026              22,894                  --                  --             153,920
                                       ----------          ----------          ----------          ----------          ----------

                                       $3,067,206          $  409,191          $   80,752          $       --          $3,395,645
                                       ==========          ==========          ==========          ==========          ==========

(A) During 1997, 1996 and 1995, the Company placed in service certain property which has previously been classified as inventory.

                        RADVA CORPORATION AND SUBSIDIARY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                   ADDITIONS
                                                         ------------------------------
                                         BALANCE          CHARGED              CHARGED
                                           AT                TO                   TO                                    BALANCE
                                        BEGINNING        COSTS AND              OTHER             DEDUCTIONS             AT END
     CLASSIFICATION                      OF YEAR          EXPENSES             ACCOUNTS               (A)               OF YEAR
     --------------                     ---------        ---------             --------           ----------            -------
Year ended December 31, 1995:
  Allowance for doubtful
   accounts                            $204,670          $ (1,419)              $    --             $   --             $203,251
                                       ========          ========               =======             ======             ========

Year ended December 31, 1996:
  Allowance for doubtful
   accounts                            $203,251          $(30,691)              $    --             $   --             $172,560
                                       ========          ========               =======             ======             ========

Year ended December 31, 1997:
  Allowance for doubtful
   accounts                            $172,560          $(66,137)              $    --             $   --             $106,423
                                       ========          ========               =======             ======             ========







(A) Represents uncollectible amounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Information as to the Company's directors is incorporated by reference to material contained under the heading "Election of Directors" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 20, 1998.

               Information as to the Company's executive officers is set forth under the heading "Executive Officers" in ITEM 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

             Information as to executive compensation is incorporated by reference to material contained under the headings "Cash Compensation" and "Compensation Plans" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 20, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information as to the security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 20, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 20, 1998.

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

                  (10)(a) Lease Amendment #1 dated August 26, 19897 between the Company and Gil Gillis, Gwenda Gillis, and Gayla Gillis relating to premises located at 2500 South Main Street, Highway 293, Kennesaw, Georgia (Incorporated by reference to Exhibit 10(a) of Registrant's 1987 Form 10-K).

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


                                                  RADVA Corporation



Dated:                           March 25, 1998   By /s/ Luther I. Dickens
                                                     --------------------------
                                                     Luther I. Dickens
                                                     President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:                           March 25, 1998   By /s/ Luther I. Dickens
                                                     --------------------------
                                                     Luther I. Dickens
                                                     President and Director


Dated:                           March 25, 1998   By /s/ James M. Hylton
                                                     --------------------------
                                                     James M. Hylton
                                                     Director


Dated:                           March 25, 1998   By /s/ Rush G. Allen
                                                     --------------------------
                                                     Rush G. Allen
                                                     Director


Dated:                           March 25, 1998   By /s/ J. Granger Macfarlane
                                                     --------------------------
                                                     J. Granger Macfarlane
                                                     Director


Dated:                           March 25, 1998   By /s/ William H. Wilson
                                                     --------------------------
                                                     William H. Wilson
                                                     Director


Dated:                           March 25, 1998   By /s/ David B. Kinney
                                                     --------------------------
                                                     David B. Kinney
                                                     Director