Form 10-Q
period 1998-06-30
RADVA CORP
filed 1998-08-12
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarter Ended                                 Commission File
     June 30, 1998                                     Number  0-15464

                                RADVA CORPORATION

             (Exact name of registrant as specified in its charter)

        VIRGINIA                                         54-0715892

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

At August 5, 1998, there were 4,104,727 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1997 and June 30, 1998                                 3

          Statements of Operations, Three Months
          and Six Months Ended June 30, 1997 and
          June 30, 1998                                                       4

          Statements of Cash Flows, Six Months
          Ended June 30, 1997 and June 30, 1998                               5

          Notes to Financial Statements                                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      8-9



PART II.  OTHER INFORMATION                                                  10

                            RADVA CORPORATION
                             Balance Sheets
                             (In Thousands)


                                                 June 30       December 31
              ASSETS                               1998            1997
                                                ---------       --------
Current assets:
   Cash .................................       $    138        $     79
                                                --------        --------
   Accounts and notes receivable ........          2,282           1,755
   Less allowance for doubtful accounts .             97             106
                                                --------        --------
   Net receivables ......................          2,185           1,649
                                                --------        --------

  Inventories:
     Finished goods .....................            431             592
     Work in process ....................             29              23
     Raw materials and supplies .........            383             395
     Machinery inventory ................            269             275
                                                --------        --------
     Total inventories ..................          1,112           1,285
                                                --------        --------

   Prepaid expenses .....................             34             106
   Other current assets .................             69              30
                                                --------        --------
         Total current assets ...........          3,538           3,149
                                                --------        --------

Property, plant & equipment, at cost ....          7,193           8,084
   Less accumulated depreciation ........          3,443           3,396
                                                --------        --------
         Net property, plant & equip ....          3,750           4,688
                                                --------        --------

Investment in RADOSLAV Joint Venture ....             --             336
Trademark, manufacturing, and marketing
   rights ...............................            517           1,354
Note receivable-noncurrent ..............          2,874             322
Other assets ............................            448           1,343
                                                --------        --------
                                                $ 11,127        $ 11,192
                                                ========        ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt       $    528        $    528
   Notes payable ........................            439             569
   Accounts payable .....................          1,415           2,151
   Accrued expenses .....................            587             580
                                                --------        --------
          Total current liabilities .....          2,969           3,828
                                                --------        --------

Long-term debt, excluding current
   installments .........................          3,521           3,844
Other long-term debt ....................             61              --

Minority interest in consolidated
   subsidiary ...........................            135             132
                                                --------        --------
         Total Liabilities ..............          6,686           7,804
                                                --------        --------

Stockholders' equity:
   Common stock of $.01 par value .......
     Authorized 10,000,000 shares; issued
      and outstanding 4,104,727 .........             41              41
   Additional paid-in capital ...........          4,503           4,512
   Retained earnings ....................           (103)         (1,165)
                                                --------        --------

            Total stockholders' equity ..          4,441           3,388
                                                --------        --------

                                                $ 11,127        $ 11,192
                                                ========        ========


See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                    Three Months and Six Months Ended June 30
                      (In Thousands, except per share data)



                                      Three Months Ended       Six Months Ended
                                            June 30                 June 30
                                      ------------------       ----------------

                                      1998         1997        1998        1997
                                      ----         ----        ----        ----

Net Revenues:
   Manufacturing net revenues ...    $ 2,760       2,433      6,192       5,065
   Licensing & machinery sales ..        875          --      1,031          --
                                     -------      ------     ------      ------
   Net revenues .................      3,635       2,433      7,223       5,065
                                     -------      ------     ------      ------

Cost and expenses:
   Cost of sales ................      2,065       1,891      4,536       3,817
   Shipping and selling .........        232         201        497         395
   General and administrative ...        437         388        840         596
   Research and development .....         10          33         23          65
                                     -------      ------     ------      ------
                                       2,744       2,513      5,896       4,873
                                     -------      ------     ------      ------


   Operating income .............        891         (80)     1,327         192
                                     -------      ------     ------      ------


Other income (deductions):
   Interest expense .............       (135)       (100)      (268)       (188)
   Other ........................          2          56          3          88
                                     -------      ------     ------      ------
                                        (133)        (44)      (265)       (100)
                                     -------      ------     ------      ------


Earnings (loss) before minority
   interest in net income (loss)
   of subsidiary ................        758        (124)     1,062          92

Minority interest in net income
   (loss) of subsidiary .........         19         (15)        --         (15)

Earnings (loss) before income tax        739        (109)     1,062         107

Income tax expense ..............         --          --         --          --
                                     -------      ------     ------      ------

Net earnings (loss) .............        739        (109)     1,062         107
                                     =======      ======     ======      ======

Earnings per common share .......        .18        (.03)       .26         .03
                                     =======      ======     ======      ======

                                RADVA CORPORATION
                            Statements of Cash Flows
                            Six Months Ended June 30
                                 (In Thousands)


                                                       1998           1997
                                                       -----          -----

Cash flows from operating activities:
   Net income .................................       $ 1,062        $   107
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ............................           230            169
      Amortization ............................            67             57
      Loss (Gain) on sale of equipment ........            --            (49)
    Change in assets and liabilities:
       Decrease (Increase) in net receivables .          (536)         1,627
       Decrease (Increase) in inventories .....           173            (22)
       Decrease (Increase) in prepaid expenses             72              2
       Decrease (Increase) in other current
          assets ..............................           (39)            (8)
       Decrease (Increase) in other assets ....          (551)        (1,527)
       Increase (Decrease) in accounts payable           (736)           105
       Increase (Decrease) in accrued expenses              7             29
                                                      -------        -------
        Total adjustments .....................        (1,313)           383
                                                      -------        -------

         Net cash from operating activities ...          (251)           490
                                                      -------        -------

Increase in minority interest in consolidated
   subsidiary .................................             3            151

Cash flows from investing activities:
   Proceeds from sale of equipment ............         1,578            129
   Capital expenditures for equipment and other
     long-term assets .........................          (870)        (2,011)
                                                      -------        -------

         Net cash from investing activities ...           708         (1,882)
                                                      -------        -------

Cash flows from financing activities:
   Increase (decrease) in other long term debt             52             --
   Proceeds from notes payable ................           439             75
   Principal payments under notes payable .....          (569)          (139)
   Proceeds from long-term debt ...............         3,571          1,665
   Principal payments under long-term debt ....        (3,894)          (304)
                                                      -------        -------

         Net cash from financing activities ...          (401)         1,297
                                                      -------        -------

Net increase (decrease) in cash ...............            59             56

Cash at January 1 .............................            79             24
                                                      -------        -------

Cash at June 30 ...............................       $   138        $    80
                                                      =======        =======



See accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 1998


(1)  General
     -------

The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.



(2)  Property, Plant and Equipment
     -----------------------------

     A summary of property, plant and equipment follows:

     Land and improvements.............................         $  225,984
     Buildings and improvements........................          2,570,383
     Machinery and equipment...........................          3,850,648
     Transportation equipment..........................            324,098
     Office equipment..................................            221,738
                                                                ----------

                                                                $7,192,851
                                                                ==========


(3)  Accrued Expenses
     ----------------

     Accrued expenses are comprised of the following:

     Payroll and employment benefits...................         $  184,528
     Interest..........................................             22,828
     Other.............................................            379,766
                                                                ----------

                                                                $  587,122
                                                                ==========

(4)  Notes Payable
     -------------

     Demand note, collateralized by certain
     accounts receivable and inventory,
     interest at prime plus .25%......................          $ 438,827
                                                                =========

                                                                $ 438,827
                                                                =========

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 1998


(5)  Long-term Debt
     --------------

     A summary of long-term debt follows:

     Installment note payable to bank, due in
     monthly installments of $27,533, including
     interest at prime plus .25%                             $ 3,013,206

     Installment notes payable with various
     maturities, collateralized by equipment.
     Interest rates ranging from 7.25% to 12.50%                  49,369

     Installment note payable to bank, due in
     monthly installments of $11,905, interest
     at prime plus .25%                                          457,023

     Installment note payable to financing
     company.  Interest rate at 8.8%                             501,036

     Installment note payable due in monthly
     installments of $500, including interest at
     8.125%, collateralized by a deed of trust on
     certain real estate.                                         28,497
                                                             -----------

          Total long-term debt                                 4,049,131

     Less current installments of long-term debt                 527,793
                                                             -----------

     Long-term debt, excluding current installments          $ 3,521,338
                                                             ===========


(6) Other Matters
    -------------

    On April 1, 1997 the Company's 19% owned subsidiary, Thermastructure Ltd. was dissolved and the Company reacquired the assets of Thermastructure Ltd., giving in exchange its right to collect a $1,197,000 note receivable. A new 90% owned corporation, Thermastructure XT Corporation, was then formed, receiving all of the purchased assets.

Item 2 - Management's Discussion and Analysis of
------------------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------


Results of Operations - Six Months Ended June 30, 1998
------------------------------------------------------
         Compared to Six Months Ended June 30, 1997
         ------------------------------------------

The Company's operating income was $1,327,000 for the six months ended June 30, 1998 compared to $192,000 for the six months ended June 30, 1997. This $1,135,000 increase in operating income was primarily the result of the Company's sale of its Thermastructure panel manufacturing and licensing rights, including equipment, at a profit of $875,000 in May, 1998, and increased profits in its shape molding operations of approximately $336,000. The increase in operating income would have been greater had the Company not received a one time profit of $108,000 in March, 1997 from a medical insurance rebate.

The Company retained a 5% ownership position in the company newly formed to hold and operate the Thermastructure assets, and has reported the $875,000 profit from the sale as net licensing and machinery sales.

Manufacturing net revenues increased $1,127,000 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This increase was the result of strong sales growth in shape molding operations, especially at the Company's plant in Portsmouth, Virginia, which accounted for $869,000 of the increased sales.

Cost of sales, as a percent of manufacturing net revenues, was 73.3% for the six months ended June 30, 1998 as compared to 75.4% for the six months ended June 30, 1997. This reduction in cost percentages primarily resulted from manufacturing efficiencies within the Company's shape molding operations. Labor rates in the Radford and Portsmouth, Virginia plants were down 2.1% and 1%, respectively. These increased manufacturing efficiencies were made possible by the installation of new and more modern equipment.

Shipping and selling expense, as a percent of manufacturing net revenues, remained fairly constant, increasing only .2% for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. However, general and administrative expenses increased 1.8% for the same period comparisons. The increased general and administrative cost percentage was primarily a result of the Company's having received a one time medical insurance rebate of $108,000 in March, 1997, not repeated in 1998.

Results of Operations - Three Months Ended June 30, 1998
--------------------------------------------------------
         Compared to Three Months Ended June 30, 1997
         --------------------------------------------

The Company's net operating income was $891,000 for the three months ended June 30, 1998 compared to an operating loss of $80,000 for the three months ended June 30, 1997. This $971,000 increase in operating income was primarily the result of a $875,000 profit from the sale of the Thermastructure panel assets, noted above, and reduced losses in Thermastructure panel operation of approximately $70,000.

Manufacturing net revenues increased to $2,760,000 for the three months ended June 30, 1998 compared to $2,433,000 for the three months ended June 30, 1997. This $327,000 increase resulted from increased sales of $410,000 from the Company's Portsmouth, Virginia shape molding operations, offset by reduced sales of $126,000 from the Company's Radford, Virginia shape molding operations. Sales at the Portsmouth plant are expected to remain strong for the foreseeable future, however sales from the Radford plant may remain slow through the third quarter.

Cost of sales, as a percent of manufacturing net revenues, were 74.8% for the three months ended June 30, 1998 compared to 77.7% for the three months ended June 30, 1997. This 2.9% reduction in cost resulted from increased manufacturing efficiencies, noted above.

Shipping and selling expenses, as a percent of manufacturing net revenues, remained constant for the second quarter of 1998, compared to the second quarter of 1997. General and administrative expenses also remained constant, as a percent of manufacturing net revenues, for the second quarter of 1998 compared to the second quarter of 1997.


Liquidity and Capital Resources
-------------------------------

The Company has been profitable in each of the past seven years and had working capital of $569,000 on June 30, 1998. Management concluded a major refinancing of the Company under more favorable terms in May, 1998 and has a $1,000,000 credit line which had an available balance of $561,000 on June 30, 1998.

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



August 6, 1998