Form 10-Q
period 1998-09-30
RADVA CORP
filed 1998-11-13
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarter Ended                         Commission File
     September 30, 1998                        Number  0-15464

                                RADVA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              VIRGINIA                                 54-0715892
        ------------------------                 ----------------------
        (State of Incorporation)                      (IRS Employer
                                                 Identification Number)


                                 Drawer 2900 FSS
                             Radford, Virginia 24143
                    ----------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (540) 639-2458
                                                          ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X      No
                            -----      -----

At November 11, 1998, there were 4,085,727 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX
                                      -----

                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1997 and September 30, 1998            3

          Statements of Operations, Three Months
          and Nine Months Ended September 30, 1997
          and September 30, 1998                              4

          Statements of Cash Flows, Nine Months
          Ended September 30, 1997 and September 30, 1998     5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8-9



PART II.  OTHER INFORMATION                                  10

                            RADVA CORPORATION
                             Balance Sheets
                             (In Thousands)

                                                September 30   December 31
              ASSETS                                1998           1997
                                                ------------   -----------
Current assets:
   Cash                                             $    64       $    79
                                                    -------       -------
   Accounts and notes receivable                      2,676         1,426
   Accounts Receivable - Other                          121           329
   Less allowance for doubtful accounts .                95           106
                                                    -------       -------
   Net receivables                                    2,702         1,649
                                                    -------       -------

  Inventories:
     Finished goods                                     450           592
     Work in process                                     20            23
     Raw materials and supplies                         342           395
     Machinery inventory                                 --           275
                                                    -------       -------
     Total inventories                                  812         1,285
                                                    -------       -------

   Prepaid expenses                                      53           106
   Other current assets                                 101            30
                                                    -------       -------
         Total current assets                         3,732         3,149
                                                    -------       -------

Property, plant & equipment, at cost                  7,925         8,084
   Less accumulated depreciation                      3,534         3,396
                                                    -------       -------
         Net property, plant & equip                  4,391         4,688
                                                    -------       -------

Investment in Thermasteel Corp.                         262            --
Investment in RADOSLAV Joint Venture                     --           336
Trademark rights                                         --         1,354
Note receivable-noncurrent                            2,874           322
Manufacturing and marketing rights                      517            --
Other assets                                            190         1,343
                                                    -------       -------
                                                    $11,966       $11,192
                                                    =======       =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt           $   590       $   528
   Notes payable                                        855           569
   Accounts payable                                   1,458         2,151
   Accrued expenses                                     444           580
                                                    -------       -------
           Total current liabilities                  3,347         3,828
                                                    -------       -------

Long-term debt, excluding current
   installments                                       3,792         3,844
Other long-term debt                                     61            --
Minority interest in consolidated
   subsidiary                                            95           132

Stockholders' equity:
   Common stock of $.01 par value
     Authorized 10,000,000 shares; issued
      and outstanding 4,085,727                          41            41
   Additional paid-in capital                         4,493         4,512
   Retained earnings                                    137        (1,165)
                                                    -------       -------

            Total stockholders' equity                4,671         3,388
                                                    -------       -------

                                                    $11,966       $11,192
                                                    =======       =======

See accompanying notes to financial statements

                                      RADVA CORPORATION
                                   Statements of Operations
                        Three Months and Nine Months Ended September 30
                             (In Thousands, except per share data)


                                              Three Months Ended                 Nine Months Ended
                                                 September 30                       September 30
                                            -----------------------            ---------------------

                                             1998              1997             1998           1997
                                             ----              ----             ----           ----
Net Revenues:
   Manufacturing net revenues ......        $2,829             2,348            9,021         7,413
   Licensing & machinery sales .....           260                70            1,291            70
                                            ------             -----           ------         -----
   Net revenues ....................         3,089             2,418           10,312         7,483
                                            ------             -----           ------         -----

Cost and expenses:
   Cost of sales ...................         2,192             1,746            6,728         5,563
   Shipping and selling.............           211               205              708           600
   General and administrative ......           362               378            1,202           974
   Research and development.........             -                19               23            84
                                            ------             -----           ------         -----
                                             2,765             2,348            8,661         7,221
                                            ------             -----           ------         -----


   Operating income ................           324                70            1,651           262
                                            ------             -----           ------         -----


Other income (deductions):
   Interest expense.................          (124)             (103)            (392)         (291)
   Other............................            38                15               41           103
                                            ------             -----           ------         -----
                                               (86)              (88)            (351)         (188)
                                            ------             -----           ------         -----


Earnings before minority
   interest in net income (loss)
   of subsidiary....................           238               (18)           1,300            74

Minority interest in net income (loss)
   of subsidiary....................            (2)               (1)              (2)          (16)

Earnings before income tax..........           240               (17)           1,302            90

Income tax expense..................            --                --               --            --
                                            ------             -----           ------         -----

Net earnings........................           240               (17)           1,302            90
                                            ======             =====           ======         =====

Earnings per common share...........           .06              (.00)             .32           .02
                                            ======             =====           ======         =====


See accompanying notes to financial statements.

                                         RADVA CORPORATION
                                      Statements of Cash Flows
                                   Nine Months Ended September 30
                                           (In Thousands)
                                                                         1998             1997
                                                                        -------          ------
Cash flows from operating activities:
   Net income....................................                       $1,302           $   90
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation...............................                          335              280
      Amortization...............................                           70               93
      Loss (Gain) on sale of equipment...........                           --              (57)
    Change in assets and liabilities:
       Decrease (Increase) in net receivables....                       (1,053)           1,612
       Decrease (Increase) in inventories........                          473             (215)
       Decrease (Increase) in prepaid expenses...                           53               15
       Increase in other current assets..........                          (71)              (9)
       Decrease (Increase) in other assets.......                         (558)          (1,568)
       Increase (Decrease) in accounts payable...                         (693)             192
       Increase (Decrease) in accrued expenses...                         (136)              (7)
                                                                        ------           ------
         Total adjustments.......................                       (1,580)             336
                                                                        ------           ------

         Net cash from operating activities......                         (278)             426
                                                                        ------           ------

Increase (decrease) in minority interest in
   consolidated subsidiary......................                           (37)             147

Cash flows from investing activities:
   Proceeds from sale of equipment...............                        1,578              137
   Capital expenditures for equipment and other
     long-term assets............................                       (1,616)          (2,288)
                                                                        ------           ------

         Net cash from investing activities......                          (38)          (2,151)
                                                                        ------           ------

Cash flows from financing activities:
   Increase in other long-term debt..............                           61               --
   Payments for repurchase of company stock......                          (19)              --
   Proceeds from notes payable...................                          855              185
   Principal payments under notes payable........                         (569)              --
   Proceeds from long-term debt..................                        4,047            1,795
   Principal payments under long-term debt.......                       (4,037)            (351)
                                                                        ------           ------

         Net cash from financing activities......                          338            1,629
                                                                        ------           ------

Net increase (decrease) in cash..................                          (15)              51

Cash at January 1................................                           79               24
                                                                        ------           ------

Cash at September 30.............................                       $   64           $   75
                                                                        ======           ======



See accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                               September 30, 1998


(1)  General
     -------

The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.



(2)  Property, Plant and Equipment
     -----------------------------

         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  225,984
         Buildings and improvements........................          2,936,184
         Machinery and equipment...........................          4,195,517
         Transportation equipment..........................            332,779
         Office equipment..................................            235,084
                                                                    ----------

                                                                    $7,925,548
                                                                    ==========


(3)  Accrued Expenses
     ----------------

         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  304,158
         Interest..........................................             22,828
         Other.............................................            116,909
                                                                    ----------

                                                                    $  443,895
                                                                    ==========

(4)  Notes Payable
     -------------

         Demand notes, collateralized by certain
         accounts receivable and inventory
      Interest at prime plus .25%.......................            $  855,149
                                                                    ----------

                                                                    $  855,149
                                                                    ==========

                                RADVA CORPORATION
                          Notes to Financial Statements
                               September 30, 1998


(5)  Long-term Debt
     --------------

         A summary of long-term debt follows:

         Installment note payable to bank, due in
         monthly installments of $27,533, including
         interest at prime plus .25%                             $ 3,193,867

         Installment notes payable with various maturities,
         collateralized by equipment.
         Interest rates ranging from 7.25% to 12.50%                  33,359

         Installment note payable to bank, due in
         monthly installments of $11,905, interest
         at prime plus .25%                                          648,629

         Installment note payable to financing
         company.  Interest rate at 8.8%                             478,757

         Installment note payable due in monthly
         installments of $500, including interest at
         8.125%, collateralized by a deed of trust on
         certain real estate.                                         27,747

              Total long-term debt                                 4,382,359

         Less current installments of long-term debt                 589,817
                                                                 -----------

         Long-term debt, excluding current installments          $ 3,792,542
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

         On May 20, 1998 the Company sold its building product line. This sale included certain assets owned by Thermastructure XT Corporation, of which Radva was a 90% owner, as well as other assets owned by Radva Corporation. Net earnings reported for the nine months ended September 30, 1998 include profits from this sale, net of losses incurred in the building products line prior to the sale, of approximately $482,000.

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations
------------------------------------------------------

Results of Operations - Nine Months Ended September 30, 1998
         Compared to Nine Months Ended September 30, 1997
------------------------------------------------------------

The Company's operating income was $1,651,000 for the nine months ended September 30, 1998 compared to $262,000 for the nine months ended September 30, 1997. This $1,389,000 increase in operating income was primarily the result of the Company's sale of its Thermastructure panel manufacturing and licensing rights, including equipment, at a profit of $875,000 in May, 1998, and increased profits in its shape molding operations before interest allocations of approximately $655,000. The increase in operating income would have been greater had the Company not received a one time profit of $108,000 in March, 1997 from a medical insurance rebate.

The Company retained a 5% ownership position in the company newly formed to hold and operate the Thermastructure assets, and has reported the $875,000 profit from the sale as net licensing and machinery sales.

Manufacturing net revenues increased $1,608,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increase was the result of strong sales growth in shape molding operations, especially at the Company's plant in Portsmouth, Virginia, which accounted for $1,323,000 of the increased sales.

Cost of sales, as a percent of manufacturing net revenues, was 74.6% for the nine months ended September 30, 1998 as compared to 75.0% for the nine months ended September 30, 1997. However, these percentages are effected greatly by cost relationships in the Thermastructure building product line sold in May, 1998. The cost of sale percentages within the remaining shape molding operations for comparable period comparisons decreased from 73.8% in 1997 to 69.6% in 1998. This reduction in cost percentages primarily resulted from manufacturing efficiencies within the Company's shape molding operations. Labor rates in the Radford and Portsmouth, Virginia plants were down 2.2% and 3.2%, respectively. These increased manufacturing efficiencies were made possible by the installation of new and more modern equipment.

Shipping and selling expense, as a percent of manufacturing net revenues, decreased .3% for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. However, general and administrative expenses increased .2% for the same period comparisons. The largest factor contributing to the decreased shipping and selling expense percentage of manufacturing net revenues was a large increase in sales at the Portsmouth plant not subject to shipping cost. The increased general and administrative cost percentage was primarily a result of the Company's having received a one time medical insurance rebate of $108,000 in March, 1997, not repeated in 1998.

Results of Operations - Three Months Ended September 30, 1998
         Compared to Three Months Ended September 30, 1997
-------------------------------------------------------------

The Company's net operating income was $324,000 for the three months ended September 30, 1998 compared to net operating income of $70,000 for the three months ended September 30, 1997. This $254,000 increase in operating income was the result of sharply increased sales within the Company's core packaging operations coupled with manufacturing efficiencies partly attributable to new state-of-the-art equipment.

Manufacturing net revenues increased to $2,829,000 for the three months ended September 30, 1998 compared to $2,348,000 for the three months ended September 30, 1997. This $481,000 increase resulted from increased sales of $758,000 from the Company's shape molding operations, less a reduction in sales due to the sale of the Thermastructure panel operations. Sales in the Company's remaining core business of shape molding operations are expected to remain strong for the foreseeable future.

Cost of sales, as a percentage of manufacturing net revenues, for the Company's remaining shape molding operations decreased to 68.2% for the three months ended September 30, 1998 from 74.2% for the three months ended September 30, 1997. This sharp decrease in cost resulted from a combination of factors, including manufacturing efficiencies, new equipment, and reduced material costs.

As a percentage of manufacturing net revenues, shipping, selling and administrative costs decreased 1.8%, from 13.2% for the third quarter of 1997 to 11.4% for the third quarter of 1998. This reduction was primarily a result of sharply increased sales not generally subject to shipping charges or sales commissions.


Liquidity and Capital Resources
-------------------------------

The Company has been profitable in each of the past seven years and had working capital of $385,000 on September 30, 1998. Management concluded a major refinancing of the Company under more favorable terms in May, 1998 and has a $1,000,000 credit line which had an available balance of $145,000 on September 30, 1998. Subsequent to September, 1998 the Company's credit line was increased to $1,500,000.

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



November 11, 1998