Form 10-K
period 1998-12-31
RADVA CORP
filed 1999-03-30
CIK 792984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                        Drawer 2900 First Street Station
                             Radford, Virginia 24143
                                 (540) 639-2458
          ------------------------------------------------------------
          Address, including zip code, and telephone number, including area code, of registrant's principal executive offices

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

Aggregate market value of voting stock held by non-affiliates of the registrant
as of March 9, 1999 (see ITEM 5 for explanation of calculation):   $1,496,250
                                                                ---------------

Number of shares of common stock outstanding as of March 9, 1999:  4,085,727

                           DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant's proxy statement for its annual meeting of stockholders scheduled for April 29, 1999.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

RADVA Corporation (the "Company") was organized in 1962 as a Virginia corporation to engage in the production of molded and fabricated products from expandable polystyrene. Historically, the Company has specialized in the production of customized expanded polystyrene packaging materials used to protect products during shipment; however, the Company developed a composite building panel produced from expanded polystyrene and steel which it sold under the trademark THERMASTRUCTURE. In November, 1995, The Company sold 80% interest in its subsidiary, Thermastructure Ltd., which manufactured the building panels and had rights to market licensing rights to territories in the United States not previously licensed. During 1997, the Company reacquired 70% of common stock of Thermastructure, Ltd increasing ownership to 90% of common stock. The Company acquired the additional stock by giving up certain assets making this entire transaction a noncash transaction. The Company and minority interest of Thermastructure, Ltd transferred all of the assets and liabilities into a new company, Thermastructure XT Corp, while maintaining the same ownership percentages (90% for Company and 10% for minority interest). Thermastructure XT Corp is consolidated into Company's financial statements. During 1998, the Company acquired an additional 5% ownership in its consolidated subsidiary, Thermastructure XT Corporation. Also, during 1998, the Company and its subsidiary, Thermastructure XT, sold 95% of their assets and interest in the composite building panel system. These assets were then transferred to a newly organized company, ThermaSteel Corporation, which continues to market the system worldwide.

INDUSTRY SEGMENTS

The Company's operations include three principal industry segments: the manufacture of protective packaging and similar materials, the manufacture of THERMASTRUCTURE building panels and other building products, and licensing and related machinery sales. Each of these segments is discussed in note 14 to the financial statements.

PRINCIPAL CLASSES OF PRODUCTS

The following table sets forth the approximate relative percentages of total net revenues (after intersegment eliminations) generated by the principal classes of products produced by the Company in each of its principal industry segments for each of the past three fiscal years.

      CLASS OF PRODUCT                                              1998                1997               1996
      ----------------                                              ----                ----               ----
PROTECTIVE PACKAGING AND
SIMILAR MATERIALS
   Protective Packaging                                            87.0%               86.0%              92.9%

THERMASTRUCTURE Building Panels
   License fees & machinery sales                                   2.8%                6.3%               2.9%
   Panel sales & related revenue                                   10.2%                7.7%               4.2%
                                                                  ------             -------             ------
                                                                  100.0%              100.0%             100.0%

PROTECTIVE PACKAGING PRODUCTS

RADVA is an industry leader in the design and manufacture of shape molded and fabricated foam products for material handling, protective packaging, specialty designs, point of purchase displays, insulated shipping containers, and a variety of other needs. RADVA products are used in businesses as varied as consumer electronics, seafood, and furniture.

RADVA's shape molded product line includes a variety of flexible and rigid, molded and fabricated items from foam resins. RADVA products are offered as custom-fabricated solutions to customer needs, and as standard shapes and containers. All products share the same high quality of manufacture.

More than 400 customers, including many Fortune 500 firms, count on RADVA solutions to help them meet their own customer's needs in a quick, cost-effective manner.

When RADVA was incorporated in 1962, its primary production material was expanded polystyrene (EPS). EPS remains a significant base material because of its low cost and relatively low environmental impact. However, RADVA products also use a variety of other materials, depending upon the customer's need. Common materials include ARCEL(R), GECET(R), R-MER(R), EPP and EPE, PE and PU and thermoformed PVC and styrene.

RADVA is headquartered in Radford, Virginia, and has manufacturing facilities in Radford and Portsmouth, Virginia. These locations are within a day's drive of 75 percent of the U.S. market. Each facility includes more than 75,000 square feet of manufacturing and warehouse space with additional off-site warehousing. More than 35 molding presses, including new, highly efficient Kurtz & Hirsch machines enable RADVA to meet strict customer requirements quickly and with consistent high quality. Complete prototype and drop testing capabilities, a tool and die shop, and very strong supplier relationships enable the firm to develop creative, cost-effective solutions for customers.

RADVA employs more than 140 people, and serves as one of the country's largest three mid-Atlantic EPS recycling drop-off facilities.

RAW MATERIALS AND SUPPLIERS

The principal raw material used by the Company in the production of protective packaging products is expandable polystyrene resin. This material may be obtained from several major suppliers. In addition, the Company uses several copolymer resins in the manufacture of engineered expanded foam protective packaging. Although the copolymer resins currently used by the Company are only available from one supplier, similar copolymer resins may be obtained from other suppliers.

PATENTS AND TRADEMARKS

The Company holds three United States patents relating to the THERMASTRUCTURE system and certain corresponding patents in Canada, Mexico, and Great Britain. These patents cover the THERMASTRUCTURE building panels, the manufacture of THERMASTRUCTURE building panels and a method of combining THERMASTRUCTURE building panels to construct a house. The Company also holds a patent for a new construction material which the Company plans to market in the future. The Company pursues a policy of filing for patents on any product development that it considers to be significant. The Company has registered the trademark THERMASTRUCTURE and WALLFRAMETM in the United States and has applied for registration in Great Britain.

SEASONALITY

The Company ordinarily experiences a reduction in the manufacture and sale of protective packaging products during the winter months after filling holiday season orders. The demand for building products is affected by the level of activity in the construction industry and housing market and can be expected to decrease during the fall and winter seasons when there has historically been a decrease in construction activity and housing sales.

CUSTOMERS

The Company's protective packaging business has a broad base of customers; however, one customer accounted for approximately 32.7% of protective packaging revenues in 1998.

BACKLOG

The Company had approximately $1,221,533 in backlog orders for protective packaging products as of December 31, 1998, compared to backlog orders of approximately $1,162,000 as of December 31, 1997. Although the Company believes that such backlog orders are firm, the purchase orders for protective packaging products generally may be canceled without cause by the customer. The Company expects to fill all of these orders during 1999.

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

REGULATION

The Company is subject to state and federal laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act ("OSHA") and by the Environmental Protection Agency. The Company's manufacturing facilities are subject to compliance with comprehensive OSHA standards. The Company believes that its manufacturing facilities and processes are currently in compliance with OSHA and does not anticipate capital expenditures for environmental control facilities or for compliance with OSHA standards during 1999. The Company does not believe that its compliance with federal and state environmental regulations has had or will have a material effect on its capital expenditures, earnings, or competitive position.

EMPLOYEES

The Company employs approximately 140 persons. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The following table identifies and sets forth certain information about the executive officers of the Company

                Name             Age         Position and Year of Election
                ----             ---         -----------------------------
        Luther I. Dickens        66          Chief Executive Officer (1998)

        Stephen L. Dickens       41          President (1998)

        James M. Hylton          65          Secretary and Treasurer (1969)

        William F. Fry           59          Chief Financial Officer (1989)

ITEM 2.  PROPERTIES

REAL ESTATE

The real estate owned or leased by the Company and used in the Company's primary business operations is described below.

(1) The Company owns approximately 10 acres of land in Radford, Virginia, and a 71,000 square foot building located on the Radford property. The building includes approximately 5,000 square feet of office space and approximately 66,000 square feet of manufacturing space. The Radford property is subject to deeds of trust which had outstanding balances as of December 31, 1997, aggregating approximately $3,111,266.

(2) The Company owns approximately 7 acres of land in Portsmouth, Virginia, and a 74,000 square foot building located on the Portsmouth property. The building includes approximately 2,000 square feet of office space and approximately 42,000 square feet of manufacturing space. The Portsmouth property is subject to a deed of trust which had an outstanding balance as of December 31, 1997 of approximately $3,111,266.

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

         None

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

                                    1998                         1997                          1996
                                    ----                         -----                         ----
                             High          Low            High           Low           High           Low
                             ----          ---            ----           ---           ----           ---
First
Quarter                      1/2           7/16           5/8            7/16           3/4           7/16

Second
Quarter                      1             1/2            7/16           7/16           9/16          7/16


Third
Quarter                      1             5/8            5/8            1/2            5/8           9/16


Fourth
Quarter                      1             3/8            9/16           9/16          7/16           7/16


The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. There was no established public trading market for the Common Stock before June 1986.

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 9, 1999 shown on the facing page of this report was calculated as follows: the number of shares beneficially owned by the officers and directors of the Company as a group as of March 9, 1999 was subtracted from 4,085,727, the total number of shares outstanding on that date, and the resulting figure was multiplied by $.875, the average of the bid and asked prices of the Company's stock in the over-the-counter market on March 9, 1999. The foregoing calculation should not be deemed an admission that any of the officers or directors of the Company is an "affiliate" of the Company.

NUMBER OF STOCKHOLDERS

As of March 9, 1999, there were 334 record holders of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA


SELECTED STATEMENTS OF INCOME (LOSS) DATA:

                                                             Years Ended December 31,
                                   ---------------------------------------------------------------------------
                                    1998             1997              1996             1995            1994
                                    ----             ----              ----             ----            ----
                                               (Dollar amounts in thousands except per share data)
Net Revenues                       $13,173          $10,955          $ 9,720          $10,777          $11,641
Income (loss) from
  continuing operations
  before income taxes and
  extraordinary items                1,517              209               --              492              534
Income (loss) before
  extraordinary items                1,517              209               --              482              524
Net income (loss)                    1,517              209               --              482              524
Income (loss) per common
  share before extra-
  ordinary items                       .37              .05               --              .13              .14
Net income (loss) per
  common share                         .37              .05               --              .13              .14


SELECTED BALANCE SHEET DATA:

                                                                 Years Ended December 31,
                                   ----------------------------------------------------------------------------------
                                      1998              1997               1996              1995              1994
                                      ----              ----               ----              ----              ----
                                                              (Dollar amounts in thousands)
Working capital                    $  1,051          $   (679)          $  1,871          $  2,151          $   (865)
Net property, plant,
  and equipment                       4,443             4,688              2,497             2,308             3,567
Total assets                         11,890            11,192              7,774             7,998             8,318
Long-term debt (including
  current maturities)                 4,583             4,371              2,971             3,075             2,383
Stockholders' equity                  4,886             3,388              3,180             3,179             2,357

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

The following table sets forth the percentage relationship that certain items in the statements of operations bear to the net revenues of the Company for each year during the five-year period ended December 31, 1998. Additional financial information as to the Company's three industry segments is set forth in note 14 to the financial statements.


                                                                 Year Ended December 31
                                       --------------------------------------------------------------------------
                                        1998             1997             1996             1995             1994
                                       -----            -----            -----            -----            -----
Manufacturing net revenues              90.1%            93.7%            97.1%            86.0%            89.5%
Licensing & related
   machinery sales                       9.9%             6.3              2.9             14.0             10.5
                                       -----            -----            -----            -----            -----
   Net revenues                        100.0%           100.0%           100.0%           100.0%           100.0%
                                       -----            -----            -----            -----            -----
Cost and expense:
Cost of sales                           66.3             74.1             75.1             69.4             70.2
Shipping and sales                       6.8              7.7              8.2              9.0              9.9
General and administrative              12.1             12.7             12.9             13.5             13.2
Research and development                  .2               .9               .5              0.3              0.0
                                       -----            -----            -----            -----            -----
                                        85.4             95.4             96.7             92.2             93.3
                                       -----            -----            -----            -----            -----


    Operating income                    14.6              4.6              3.3              7.8              6.7
                                       -----            -----            -----            -----            -----


Other income (deductions)
   Interest expense                     (3.6)            (3.9)            (3.3)            (2.7)            (2.5)
   Interest income                        .3               .3               .0               .1               .1
   Other                                  .0               .0               .0              (.0)              .3
                                       -----            -----            -----            -----            -----


                                        (3.3)            (3.6)            (3.3)            (2.6)            (2.1)
                                       -----            -----            -----            -----            -----

Income before income taxes
   and minority interest in
   subsidiary                           11.5              1.6               .0              4.6              4.6
Income tax expense                        .0               .0               .0              (.1)              .1
                                       -----            -----            -----            -----            -----


Income before minority
   interest in net loss of
   subsidiary                           11.5              1.6               .0              4.5              4.5

Minority interest in net
   loss of subsidiary                     .0               .3               .0               .0               .0
                                       -----            -----            -----            -----            -----


Net income                              11.5%             1.9%              .0%             4.5%             4.5%
                                       =====            =====            =====            =====            =====

1998 COMPARED TO 1997

The Company's operating income was $1,922,000 for 1998 compared to $508,000 for 1997. This $1,414,000 increase in operating income was primarily the result of the Company's sale of its THERMASTRUCTURE panel manufacturing and licensing rights, including equipment, at a profit of approximately $807,000 in May, 1998, and increased profits in its shape molding operations before interest allocations of approximately $950,000.

The Company retained a 5% ownership position in the company newly formed to hold and operate the THERMASTRUCTURE assets, and has reported the $807,000 profit from the sale as net licensing and machinery sales.

Manufacturing net revenues increased $1,602,000 for 1998 compared to 1997. This increase was the result of strong sales growth in shape molding operations, especially at the Company's plant in Portsmouth, Virginia, which accounted for $1,662,000 of increased sales.

Cost of sales, as a percent of manufacturing net revenues, was 73.6% for 1998 as compared to 79.1% for 1997. However, these percentages are effected greatly by cost relationships in the THERMASTRUCTURE building product line sold in May, 1998. The cost of sale percentages within the remaining shape molding operations for comparable period comparisons decreased from 75.7% in 1997 to 70.2% in 1998. This reduction in cost percentages primarily resulted from manufacturing efficiencies within the Company's shape molding operations. Labor rates in the Radford and Portsmouth, Virginia plants were down 2.3% and 5.2%, respectively. These increased manufacturing efficiencies were aided by the installation of new and more modern equipment.

Shipping and selling expenses decreased .7% for 1998 as compared to 1997. General and administrative expenses decreased as a percent of manufacturing net revenues .1% for the same period comparisons. The largest factor contributing to the decreased shipping and selling expense percentage of manufacturing net revenues was a large increase in sales at the Portsmouth plant not subject to shipping cost.


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

Operating income increased $192,000 in 1997 as compared to 1996. This increased operating income was primarily the result of an increased Shape Molding Division operating profit of $81,000 and of increased license and machinery sale income of $484,000 partly offset by losses by Thermastructure XT of $281,000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had one of its most profitable years in 1998. In addition, a major refinancing of the Company was accomplished in 1998 under more favorable terms. The new financing resulted in a $500,000 increase in the Company's operating line to $1,500,000. At year-end, the balance available on this line of credit was $646,000 and working capital was $1,051,000.



YEAR 2000 ISSUE

Most of RADVA processes utilize the Windows 95 platform and can handle the Century 2000 date format presently without problems. We have upgraded our environment to Windows NT Server and Workstations. Our server for EDI is Century 2000 date format compliant and our Accounting Department, which currently uses a UNIX based system, will also upgrade by April 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
Independent Auditors' Reports...............................................                       14

Balance Sheets as of December 31, 1998 and 1997.............................                       15-16

Statements of Operations for the Years Ended
   December 31, 1998, 1997, and 1996........................................                       17

Statements of Stockholders' Equity for the Years
   Ended December 31, 1998, 1997, and 1996..................................                       18

Statements of Cash Flows for the Years
   Ended December 31, 1998, 1997, and 1996..................................                       19-21

Notes to Financial Statements as of December 31,
   1998, 1997, and 1996.....................................................                       22-31

INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule V  - Property, Plant and Equipment.................................                       32

Schedule VI - Accumulated Depreciation and
   Amortization of Property, Plant, and Equipment...........................                       33

Schedule VIII - Valuation and Qualifying Accounts...........................                       34

PERSINGER & COMPANY, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
203 W. GRAYSON STREET
GALAX, VIRGINIA 24333

TELEPHONE:  540-236-8135
         FAX:  540-236-0797


                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
RADVA Corporation

We have audited the consolidated financial statements and the consolidated financial statement schedules of RADVA Corporation and subsidiary as of and for the years ended December 31, 1998 and 1997 as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RADVA Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the 1998 and 1997 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


PERSINGER & COMPANY L.L.C.


Galax, Virginia
February 24, 1999

                                  RADVA CORPORATION AND SUBSIDIARY

                                     CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31, 1998 AND 1997
                                                                      1998                 1997
                                                                      ----                 ----
                 ASSETS
Current assets:
   Cash and cash equivalents (Notes 2 and 3)                       $   246,380          $    78,963
                                                                   -----------          -----------

   Accounts and notes receivable (Notes 7 and 8)                     2,349,886            1,426,107
   Receivable - other (Notes 3 and 15)                                 481,889              329,420
   Less allowance for doubtful accounts                                113,140              106,423
                                                                   -----------          -----------
         Net receivables                                             2,718,635            1,649,104
                                                                   -----------          -----------

   Inventories (Notes 7 and 8):
     Finished goods                                                    601,054              592,117
     Work-in-process                                                        --               23,015
     Raw materials and supplies                                        331,666              395,101
     Machinery inventory                                                    --              274,676
                                                                   -----------          -----------
         Total inventories                                             932,720            1,284,909
                                                                   -----------          -----------

   Prepaid expenses                                                     35,132              106,107
   Other current assets                                                 39,138               30,238
                                                                   -----------          -----------

         Total current assets                                        3,972,005            3,149,321
                                                                   -----------          -----------

Property, plant and equipment, at cost (Notes 5, 7 and 8)            8,134,260            8,083,518
Less accumulated depreciation and amortization                       3,691,264            3,395,645
                                                                   -----------          -----------
         Net property, plant and equipment                           4,442,996            4,687,873
                                                                   -----------          -----------

Other assets, at cost, less accumulated amortization:
   Investment in Radoslav Joint Venture (Note 15)                           --              336,103
   Investment in Thermasteel (Note 15)                                 261,925                   --
   Trademark, marketing and manufacturing rights                       506,325            1,354,128
   Note receivable - long-term                                       2,481,964              321,913
   Other (Note 16)                                                     225,001            1,342,834
                                                                   -----------          -----------
                                                                     3,475,215            3,354,978
                                                                   -----------          -----------
                                                                   $11,890,216          $11,192,172
                                                                   ===========          ===========


                                                                     continued

                                  RADVA CORPORATION AND SUBSIDIARY

                               CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                        1998                  1997
                                                                        ----                  ----
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt (Notes 3 and 8)          $    593,848          $    527,793
   Notes payable (Note 7)                                               854,204               569,112
   Accounts payable                                                   1,064,397             2,151,188
   Accrued expenses (Note 6)                                            408,181               579,853
                                                                   ------------          ------------

         Total current liabilities                                    2,920,630             3,827,946
                                                                   ------------          ------------

Long-term debt, excluding current installments
   (Notes 3 and 8)                                                    3,988,959             3,843,432
                                                                   ------------          ------------

Minority interest in subsidiary                                          94,316               132,390
                                                                   ------------          ------------

         Total liabilities                                            7,003,905             7,803,768
                                                                   ------------          ------------

Commitments, contingencies and other matters
  (Notes 8, 12, 15 and 16)

Stockholders' equity:
   Common stock, par value $.01 per share; authorized
   10,000,000 shares; issued 4,085,727 and 4,104,727
   shares in 1998 and 1997                                               40,857                41,047
   Additional paid-in capital                                         4,493,129             4,511,939
   Retained earnings (deficit)                                          352,325            (1,164,582)
                                                                   ------------          ------------

         Total stockholders' equity                                   4,886,311             3,388,404
                                                                   ------------          ------------
                                                                   $ 11,890,216          $ 11,192,172
                                                                   ============          ============


See notes to consolidated financial statements.

                                            RADVA CORPORATION AND SUBSIDIARY

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                  1998                   1997                    1996
                                                                  ----                   ----                    ----
Net revenues:
   Manufacturing net revenues                                 $ 11,868,780           $ 10,267,053           $  9,432,869
   Licensing and related machinery sales (Note 15)               1,303,971                687,807                287,239
                                                              ------------           ------------           ------------
                                                                13,172,751             10,954,860              9,720,108
                                                              ------------           ------------           ------------

Costs and expenses:
   Cost of sales                                                 8,731,761              8,116,636              7,302,820
   Shipping and selling expenses                                   894,938                840,549                798,641
   General and administrative expenses                           1,597,050              1,392,295              1,252,295
   Research and development expenses                                27,119                 97,867                 50,531
                                                              ------------           ------------           ------------
                                                                11,250,868             10,447,347              9,404,287
                                                              ------------           ------------           ------------

         Operating income                                        1,921,883                507,513                315,821
                                                              ------------           ------------           ------------

Other income (expense):
   Interest expense                                               (484,211)              (425,947)              (322,275)
   Interest income                                                  44,105                 30,681                     --
   Other                                                             4,200                  4,200                  4,281
                                                              ------------           ------------           ------------
                                                                  (435,906)              (391,066)              (317,994)
                                                              ------------           ------------           ------------

                                                                 1,485,977                116,447                 (2,173)
                                                              ------------           ------------           ------------

Gain (loss) on sale of assets:
   Equipment                                                            --                 12,141                  2,566
   Real estate                                                      32,857                 47,874                     --
                                                              ------------           ------------           ------------
                                                                    32,857                 60,015                  2,566
                                                              ------------           ------------           ------------
Equity in net income (loss) of
   investee                                                             --                     --                     --
                                                              ------------           ------------           ------------

Minority interest in net (income) loss of subsidiary                (1,927)                32,182                     --
                                                              ------------           ------------           ------------

Income before income taxes                                       1,516,907                208,644                    393

Provision for income taxes (Note 9)                                     --                     --                     --
                                                              ------------           ------------           ------------

         Net income                                           $  1,516,907           $    208,644           $        393
                                                              ============           ============           ============

Income per common share:
         Net income                                           $        .37           $        .05           $         --
                                                              ============           ============           ============


See notes to consolidated financial statements.

                                            RADVA CORPORATION AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             ADDITIONAL             RETAINED              TOTAL
                                         COMMON               PAID-IN               EARNINGS           STOCKHOLDERS'
                                          STOCK               CAPITAL              (DEFICIT)              EQUITY
                                      -----------           -----------           ------------         -------------
Balance at December 31, 1995          $    41,047           $ 4,511,939           $(1,373,619)          $ 3,179,367

Net income                                     --                    --                   393                   393
                                      -----------           -----------           -----------           -----------

Balance at December 31, 1996               41,047             4,511,939            (1,373,227)            3,179,760

Net income                                     --                    --               208,644               208,644
                                      -----------           -----------           -----------           -----------

Balance at December 31, 1997               41,047             4,511,939            (1,164,582)            3,388,404
Treasury stock                               (190)              (18,810)                   --               (19,000)
Net income                                     --                    --             1,516,907             1,516,907
                                      -----------           -----------           -----------           -----------

Balance at December 31, 1998          $    40,857           $ 4,493,129           $   352,325           $ 4,886,311
                                      ===========           ===========           ===========           ===========


See notes to consolidated financial statements.

                                            RADVA CORPORATION AND SUBSIDIARY

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         1998                 1997               1996
                                                                         ----                 ----               ----
Cash flows from operating activities:
   Net income                                                        $ 1,516,907         $   208,644          $     393

   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation                                                      480,341             409,191            285,830
       Amortization                                                      137,904             169,402            118,601
       Allowance for doubtful accounts                                     6,717             (66,137)           (30,691)
       (Gain) loss on sale of assets                                     (32,857)            (60,015)            (2,566)
       (Gain) loss on sale of assets included in
         operating revenues                                             (806,796)                 --                 --
       Minority interest in net income (loss) of
         consolidated subsidiaries                                         1,927             (32,182)                --
       Changes in assets and liabilities:
         Increase in accounts and notes receivable                      (923,779)           (515,730)           (34,458)
         Decrease (increase) in receivable - other                      (152,469)           (329,420)            75,000
         Decrease (increase) in inventories                              352,189            (259,227)            54,611
         Decrease (increase) in prepaid expenses                          70,975              27,712            (43,581)
         Decrease (increase) in other current assets                      (8,900)                 --              1,605
         Increase in note receivable - noncurrent                     (2,160,051)                 --                 --
         Increase in investment in Thermasteel Corp.                    (261,925)                 --                 --
         Decrease in Radoslav Joint Venture                              336,103                  --                 --
         Decrease (increase) in trademark                                847,803             (17,154)                --
         Decrease (increase) in other assets                           1,255,737            (362,079)           (54,062)
         Increase (decrease) in accounts payable                      (1,086,791)            813,273           (143,100)
         Increase (decrease) in accrued expenses                        (171,672)            373,246           (266,578)
         Decrease in income taxes payable                                     --                  --            (10,385)
         Net effect of sale of assets to Thermasteel Corp.               379,487                  --                 --
                                                                     -----------         -----------          ---------

           Net cash provided by (used in) operating activities          (219,150)            359,524            (49,381)
                                                                     -----------         -----------          ---------

Cash flows from investing activities:
   Proceeds from sale of assets                                        1,835,000             139,050              6,400
   Company manufactured equipment and buildings                          (15,995)           (220,491)           (15,699)
   Capital expenditures on equipment                                  (1,910,112)         (1,027,955)          (463,558)
   Purchase of Treasury stock                                            (19,000)                 --                 --
                                                                     -----------         -----------          ---------

           Net cash used in investing activities                        (110,107)         (1,109,396)          (472,857)
                                                                     -----------         -----------          ---------



                                                                      continued

                                         RADVA CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                   1998                 1997                1996
                                                                   ----                 ----                ----
Cash flows from financing activities:
   Net proceeds (payments) on notes payable                       285,092              194,112             300,000
   Proceeds from issuance of long-term debt                     4,684,284            1,119,830             172,433
   Principal payments under long-term debt                     (4,472,702)            (508,732)           (276,516)
   Proceeds from sale of common stock                                  --                   --                  --
                                                              -----------           ----------           ---------

           Net cash provided by financing activities              496,674              805,210             195,917
                                                              -----------           ----------           ---------

Net increase (decrease) in cash                               $   167,417           $   55,338           $(326,321)

Cash and cash equivalents at beginning of year                     78,963               23,625             349,946
                                                              -----------           ----------           ---------

Cash and cash equivalents at end of year                      $   246,380           $   78,963           $  23,625
                                                              ===========           ==========           =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                     $   505,215           $  411,043           $ 327,760
                                                              ===========           ==========           =========

   Cash paid during the year for income taxes                 $        --           $       --           $  10,385
                                                              ===========           ==========           =========


Supplemental disclosure of noncash investing activities:

During 1998 Radva transferred certain assets and liabilities for $6,200,000 (discounted to $4,976,585) which has been treated as disposal of a portion of a line of business in which gain has been included in income from operations since sale did not constitute a sale of a segment of business. This resulted in transfer of the following assets and liabilities:

         Assets and liabilities transferred:
           Property, plant and equipment                             $1,525,483
           Accounts receivable                                          516,460
           Prepaid expenses                                              66,111
           Inventory                                                    151,519
           Notes receivable                                             603,158
           Licenses and trademarks                                    1,226,104
           Patents                                                       23,770
           Manufacturing and marketing rights                           635,744
           Investments                                                  406,199
           Liabilities assumed                                          (50,587)
           Debt assumed                                                (672,247)
         Investment retained (5%)                                      (261,925)
                                                                     ----------
                                                                     $4,169,789


During 1997 Radva acquired ninety (90) percent of Thermastructure XT Corp. for $1,481,141 which resulted in the transfer of the following assets:

         Assets transferred:
           Investment in Thermastructure, Ltd.                       $  210,224
           Notes receivable                                           1,197,308
           Accounts receivable                                           42,928
           Interest receivable                                           30,681
                                                                     ----------
                                                                     $1,481,141



                                                                      continued

                        RADVA CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

During 1996 the sale of eighty (80) percent of the investment in Thermastructure, Ltd. for $2,022,308 resulted in the transfer of the following assets and liabilities:

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

                        RADVA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

RADVA Corporation and subsidiary (the Company) produce and sell molded and fabricated expanded polystyrene foam products such as packaging materials and containers. The Company operates facilities in Radford and Portsmouth, Virginia.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Thermastructure XT Corp. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Investment in Radoslav Joint Venture

During 1998 Radva sold this investment (see Note 15). Prior to sale the Company accounted for its investment in Radoslav, a 31% owned affiliate, by the equity method of accounting under which the Company's proportionate results of the affiliate's operations are recognized in the Company's statement of operations and added to or taken from the investment account. Distributions received from the affiliate are treated as a reduction of the investment account.

Investment in Thermasteel Corp.

As part of a transferring certain assets and liabilities to Thermasteel Corp., Radva retained a 5% ownership interest. Company accounts for this investment on the cost basis.

Other Assets

Included in other assets are patents, loan costs and marketing and manufacturing rights, which are amortized over their respective estimated lives, and trademark rights, which are amortized over 12 years. Accumulated amortization was $1,294,040 and $1,156,136 as of December 31, 1998 and 1997 respectively.

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

Per Share Information

Earnings per share are based on the average number of common shares of the Company outstanding. The number of shares used in computing per share information was 4,091,560 in 1998, 4,104,727 in 1997, and 4,104,727 in 1996.

Reclassification

Certain reclassifications have been made to prior years' financial statements to place them on a comparable basis with the current year.

NOTE 2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                        1998              1997              1996
                                                        ----              ----              ----
Petty cash and non-interest bearing accounts          $246,380          $ 57,484          $ 23,625
Restricted by IDA bonds, series 1995                        --            21,479                --
                                                      --------          --------          --------
                                                      $246,380          $ 78,963          $ 23,625
                                                      ========          ========          ========


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company's financial instruments as of December 31, 1998 are as follows:

                                                 1998
                                 --------------------------------
                                 Carrying Amount       Fair Value
                                 ---------------       ----------
Cash and cash equivalents          $  246,380          $  246,380
Receivable - other                    481,889             481,889
Long-term debt                      4,582,807           4,582,807

NOTE 4.  RECEIVABLES

Information about impaired receivables as of and for the years ended December 31, 1998 and 1997 is as follows:

                                                                1998                 1997
                                                                ----                 ----
   Receivables for which there is a related
     allowance for bad debts                                 $       --          $   70,000
   Receivables for which there is no related
     allowance for bad debts                                     48,000              50,000
                                                             ----------          ----------
       Total impaired receivables                            $   48,000          $  120,000
                                                             ==========          ==========
   Related allowance for possible bad debts                  $       --          $   17,500
                                                             ==========          ==========
   Average balance (based on beginning and
     ending of year)                                         $   84,000          $  504,569
                                                             ==========          ==========

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                                1998                1997
                                                                ----                 ----
       Land and improvements                                 $  182,508          $  312,737
       Buildings and improvements                             3,051,235           2,830,910
       Machinery and equipment                                4,312,478           4,411,300
       Transportation equipment                                 338,915             278,793
       Office equipment                                         249,124             249,778
                                                             ----------          ----------
                                                             $8,134,260          $8,083,518
                                                             ==========          ==========

NOTE 6.  ACCRUED EXPENSES

Accrued expenses are composed of the following:

                                                                1998                1997
                                                                ----                 ----
          Payroll and employee benefits                      $  270,762          $  117,536
          Interest                                                5,166              26,170
          Customer deposits                                         890              38,993
          Insurance                                              35,401              85,160
          Licenses                                               65,000             206,544
          Other                                                  30,962             105,450
                                                             ----------          ----------
                                                             $  408,181          $  579,853
                                                             ==========          ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  NOTES PAYABLE

A summary of notes payable follows:

                                                                                                1998              1997
                                                                                                ----              ----
   Line of credit with commercial bank, $500,000
   limit, interest at prime plus 2%                                                          $     --          $494,112

   Short-term note with commercial bank, interest
   at 10.75%, due November 24, 1997                                                                --            75,000

Line of credit with commercial bank, $1,500,000
limit, interest variable (8% at December 31, 1998)                                            854,204                --
                                                                                             --------          --------

             Total notes payable                                                             $854,204          $569,112
                                                                                             ========          ========

NOTE 8.  LONG-TERM DEBT

A summary of long-term debt follows:

                                                                                                 1998              1997
                                                                                                 ----              ----
   Installment notes payable due in aggregate monthly installments of $2,070, including interest, with various maturities until February, 2001;
   collateralized by equipment.  Interest rates ranging from 7.5% to 12.5%                   $ 15,788        $   45,812

   Financing obligation recorded under capital lease, due in monthly installments
   of $3,256, including interest at 8.3%; collateralized by equipment                              --            98,237

   Installment note payable to bank, due in monthly installments of $43,467, including
   interest at prime plus 2% with a final balloon payment in December 2000                         --
                                                                                                              2,535,491

   Installment note payable to bank, due in monthly installments of $3,148,
   including interest at 12%; collateralized by equipment                                          --           128,771

   Industrial Development Authority of the City of Radford, Virginia, due in
   monthly installments of $8,592, including interest at 7.75%, collateralized
   by a deed of trust on real estate at 609 Rock Road, Radford, Virginia                           --           645,000

   Industrial Development Authority of the City of Radford, Virginia, due in
   monthly installments of $674, including interest at 7%, collateralized by a
   second deed of trust on real estate at 609 Rock Road, Radford, Virginia                         --            64,804

   Installment notes payable with financing company, due in monthly installments
   of $16,404, including interest at 8.8%; collateralized by equipment                        456,069           823,172

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  LONG-TERM DEBT, CONTINUED

Installment note payable, due in monthly installments of $500, including interest at 10.625% with a final balloon payment in August 1998,
collateralized by a deed of trust on certain real estate                               26,978              29,938

Installment note payable, due in monthly installments of $428, including
interest at 8.5%; collateralized by equipment                                          10,126                  --

Installment note payable to bank, due in monthly installments of $11,905,
including interest at 8%; collateralized by equipment                                 892,362                  --

Installment note payable to bank, due in monthly installments of $27,533,
including interest at 8%; collateralized by real estate                             3,111,266                  --

Installment note payable to bank, due in monthly installments of $836,
including interest at 8%; collateralized by equipment                                  70,218                  --
                                                                                   ----------          ----------

      Total long-term debt                                                          4,582,807           4,371,225

Less current installments of long-term debt                                           593,848             527,793
                                                                                   ----------          ----------

      Long-term debt, excluding current installments                               $3,988,959          $3,843,432
                                                                                   ==========          ==========


Substantially all real property, equipment, accounts receivable and inventory are pledged as collateral on various debt instruments.


The aggregate principal maturities of long-term debt during each of the five years subsequent to December 31, 1998 follows:


         Years Ended December 31,
         ------------------------
               1999                         $  593,848
               2000                            597,203
               2001                            594,522
               2002                            595,393
               2003                            580,899
               Thereafter                    1,620,942
                                            ----------
                                            $4,582,807
                                            ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAX MATTERS

Net deferred tax assets and liabilities consist of the following components as of December 31, 1998 and 1997:


                                                 1998              1997
Deferred tax assets:
  Bad debt allowance                          $ 42,993          $ 40,440
  Accrued expenses                              23,373            30,513
  Bonuses                                       16,184                --
  Inventory allowance                           17,100            10,260
  Contributions carryover                        2,164             1,545
  Loss carryforward                            218,746           672,872
  Investment tax credit carryforward            89,060           177,659
  Minimum tax credit carryforward               20,073            20,073
                                              --------          --------
                                               429,693           953,362
  Less valuation allowance                     129,187           726,222
                                              --------          --------
                                              $300,506          $227,140
                                              ========          ========
Deferred tax liabilities:
  Property and equipment                      $300,506          $227,140
                                              ========          ========
                                              $     --          $     --
                                              ========          ========


As noted, the deferred tax assets equal the deferred tax liabilities resulting in no effect on the income statement or stockholders' equity for the year.

Loss carryforwards for tax purposes as of December 31, 1998 have the following expiration dates:

         Expiration Date                                         Amount
         ---------------                                         ------
              2005                                              $575,647

Investment tax credit carryforwards for tax purposes as of December 31, 1998 have the following expiration dates:

         Expiration Date                                         Amount
         ---------------                                         ------
              1999                                              $ 40,976
              2000                                                48,084
                                                                --------
                                                                $ 89,060
                                                                ========


The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 1998, 1997 and 1996 due to the following:

                                                                  1998                1997                1996
Computed "expected" tax benefit                                $ 515,748           $  64,621           $      59
Non-deductible expenses                                           21,562               4,801               2,179
State income taxes, net of federal income tax benefit             52,250               8,087                 761
Benefit of operating loss carryforward                          (500,863)            (77,509)             (2,999)
Other                                                            (88,697)                 --                  --
                                                               ---------           ---------           ---------
                                                               $      --           $      --           $      --
                                                               =========           =========           =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  RETIREMENT PLANS

The Company has a profit sharing plan (the Plan) which covers all full-time officers and employees who have at least one year of service and attained the age of 21. For the years ended December 31, 1996 and 1995, contributions to the Plan were made at the rate of 5% of earnings before profit sharing and income taxes, or the maximum deduction allowed for federal income tax purposes, whichever is lower and was funded as incurred. During 1996, the Company modified its profit sharing plan to make contributions at Company's discretion. The Plan is a qualified plan under applicable sections of the Internal Revenue Code. Profit sharing expense for the period ended December 31, 1998, 1997 and 1996 was $ -0-, $ -0-, and $ -0-, respectively.

The Company adopted a 401K retirement plan which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to the plan are made at a rate of 25% of each employees contribution up to a maximum of 4% of each employees earnings for the year. The plan is a qualified plan under applicable sections of the Internal Revenue Code. Company contributions for the year ended December 31, 1998 was $17,593.

NOTE 11.  RELATED PARTY TRANSACTIONS

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

NOTE 12.  OPERATING LEASES

The Company leases certain of its manufacturing and office facilities and equipment. Rental expense for the years ended December 31, 1998, 1997 and 1996 was $180,771, $173,763, and $136,850, respectively. All leases have expired; however, the Company continues to lease these facilities under the previous lease schedules for $4,685 per month.

NOTE 13.  MAJOR CUSTOMER AND SUPPLIER

The percentage of net revenue attributable to the Company's major customers (exceeding 10% of total revenues) is 13% for 1998, 12.5% for 1997, and 23.4% for 1996.

The percentage of cost of sales attributable to the Company's major suppliers (exceeding 10% of total cost of sales) is 18.0% for 1998.

NOTE 14. INDUSTRY SEGMENTS

The Company considers its operations to include principally three industry segments; (1) manufacture of protective packaging and similar materials, (2) manufacture of THERMASTRUCTURE building products, and (3) licensing and related machinery sales. Summary data for 1998, 1997, and 1996 is as follows:

                                                               1998                 1997                 1996
                                                               ----                 ----                 ----
Net revenues:
   Protective packaging and similar material               $11,458,112          $ 9,421,180          $ 9,026,547
   THERMASTRUCTURE products and similar materials            1,340,631              845,873              406,322
   Licensing and related machinery sales                       374,008              687,807              287,239
                                                           -----------          -----------          -----------

   Revenue                                                 $13,172,751          $10,954,860          $ 9,720,108
                                                           ===========          ===========          ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. INDUSTRY SEGMENTS, CONTINUED

Operating income (loss):
  Protective packaging and similar materials              $ 3,799,524          $ 2,477,830          $ 2,259,699
  THERMASTRUCTURE products and similar materials              576,879               60,437               68,943
  Licensing and related machinery sales                        64,587              299,957               88,646
                                                          -----------          -----------          -----------
          Segment operating income                          4,440,990            2,838,224            2,417,288

          General corporate expense                         2,519,107            2,330,711            2,101,467
                                                          -----------          -----------          -----------
          Operating profit                                $ 1,921,883          $   507,513          $   315,821
                                                          ===========          ===========          ===========

Capital expenditures:
   Protective packaging and similar materials             $ 1,815,983          $ 1,026,830          $   440,631
   THERMASTRUCTURE products - U.S. operations                  63,697              206,892                   --
   General corporate                                           46,427               14,724               38,626
                                                          -----------          -----------          -----------

          Capital expenditures                            $ 1,926,107          $ 1,248,446          $   479,257
                                                          ===========          ===========          ===========

Depreciation and amortization:
   Protective packaging and similar materials             $   547,091          $   468,762          $   380,585
   THERMASTRUCTURE products                                    45,217               82,257                   --
   General corporate                                           25,937               27,574               23,846
                                                          -----------          -----------          -----------

          Depreciation and amortization                   $   618,245          $   578,593          $   404,431
                                                          ===========          ===========          ===========

Identifiable assets at December 31:
   Protective packaging and similar materials             $ 5,361,044          $ 3,970,025          $ 3,023,930
   THERMASTRUCTURE products                                 1,577,933            2,938,691              433,286
   Licensing and related machinery sales                       63,515            1,745,769            1,058,447
   General corporate                                        4,887,724            2,537,687            3,258,115
                                                          -----------          -----------          -----------
          Assets                                          $11,890,216          $11,192,172          $ 7,773,778
                                                          ===========          ===========          ===========


NOTE 15.  OTHER MATTERS

Company acquired an additional 70% of common stock of Thermastructure, Ltd. increasing its ownership to 90% of common stock. Company acquired the additional stock by giving up certain assets making this entire transaction a noncash transaction. Company and minority interest of Thermastructure, Ltd. transferred all of the assets and liabilities into a new company Thermastructure XT Corp while maintaining the same ownership percentages (90% for Company and 10% for minority interest). Thermastructure XT Corp is consolidated into Company's financial statements.

During 1998, the Company transferred certain assets and liabilities to Thermasteel Corp. for $6,200,000 (discounted to $4,976,585). Company retained a 5% ownership interest in Thermasteel Corp. Company received $1,250,000 down with balance to be received in installments. Gain on this transaction ($806,796) has been included in income from operation for current year. The discounted portion ($1,223,415) of the receivable will be recognized as interest income as future collections are received. Gain is recognized as income from operations since transfer is deemed a disposal of a portion of a line of business rather than a sale of a segment of business.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company transferred its 100% owned subsidiary, RADVA RU, Inc. as part of sale to Thermasteel Corp. Restatement of prior periods as a result of this transfer resulted in no change to prior periods since RADVA RU, Inc. had no assets, liabilities or activity during the periods presented.

NOTE 16.  OTHER ASSETS - OTHER

Other assets - other consist of the following:

                                    1998                1997                1996

Deposits                        $   15,600          $   15,600          $   15,600
Loan costs                          57,420              31,938              35,930
Patent costs                        42,343              51,134              34,456
Mexican investment                      --              70,096              70,096
Investment in Radva RU                  --                  --              35,000
Investment in Pereslav              55,000              55,000              55,000
Investment in licenses                  --           1,105,135                  --
Material rights                     54,638              13,931                  --
Other                                   --                  --              60,172
                                ----------          ----------          ----------
                                $  225,001          $1,342,834          $  306,254
                                ==========          ==========          ==========


NOTE 17.  CONTINGENCIES

Debt assumption:

On April 1, 1997 Company reacquired certain real estate of Thermastructure, Ltd. by assuming obligations owed to the Industrial Development Authority (IDA) amounting to $775,818.

As of December 31, 1998 Company remains primarily liable on debt assumed as part of transfer of certain real estate. Outstanding balance on this debt amounted to $610,000 as of December 31, 1998.

Legal matters:

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

                                                 RADVA CORPORATION AND SUBSIDIARIES

                                             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                            YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                       OTHER
                                          BALANCE                                                     CHANGES
                                            AT                                                          ADD               BALANCE
                                        BEGINNING             ADDITIONS                              (DEDUCT)              AT END
     CLASSIFICATION                       OF YEAR              AT COST          RETIREMENTS           (A) (B)             OF YEAR
     --------------                     ---------             ---------         -----------          --------            ---------


Year ended December 31, 1996:

   Land and improvements               $  204,150          $   21,834          $       --          $       --          $  225,984
   Buildings and improvements           2,029,944              87,747              15,428                  --           2,102,263
   Machinery and equipment              3,379,584             264,133             956,574              15,699           2,702,842
   Transportation equipment               410,140              53,368             130,219                  --             333,289
   Office equipment                       427,394              36,476             263,670                  --             200,200
                                       ----------          ----------          ----------          ----------          ----------

                                       $6,451,212          $  463,558          $1,365,891          $   15,699          $5,564,578
                                       ==========          ==========          ==========          ==========          ==========


Year ended December 31, 1997:

   Land and improvements               $  225,984          $       --          $    5,000          $   91,753          $  312,737
   Buildings and improvements           2,102,263             115,835              82,298             695,110           2,830,910
   Machinery and equipment              2,702,842             837,480              38,630             909,608           4,411,300
   Transportation equipment               333,289              23,579              78,075                  --             278,793
   Office equipment                       200,200              51,061               1,483                  --             249,778
                                       ----------          ----------          ----------          ----------          ----------

                                       $5,564,578          $1,027,955          $  205,486          $1,696,471          $8,083,518
                                       ==========          ==========          ==========          ==========          ==========

Year ended December 31, 1998:

   Land and improvements               $  312,737          $       --          $  130,229          $       --          $  182,508
   Buildings and improvements           2,830,910             925,148             704,823                  --           3,051,235
   Machinery and equipment              4,411,300             859,230             974,047              15,995           4,312,478
   Transportation equipment               278,793              79,100              18,978                  --             338,915
   Office equipment                       249,778              46,634              47,288                  --             249,124
                                       ----------          ----------          ----------          ----------          ----------

                                       $8,083,518          $1,910,112          $1,875,365          $   15,995          $8,134,260
                                       ==========          ==========          ==========          ==========          ==========


(A) During 1998, 1997 and 1996, the Company placed in service certain property which has previously been classified as inventory.

(B) During 1997 the Company acquired ninety (90) percent of Thermastructure XT Corp. in a noncash transaction.

                                                   RADVA CORPORATION AND SUBSIDIARIES

                                               SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                                             AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                              YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          ADDITIONS                                  OTHER
                                         BALANCE           CHARGED                                  CHANGES
                                            AT             TO COST                                    ADD                BALANCE
                                         BEGINNING          AND                                     (DEDUCT)              AT END
     CLASSIFICATION                       OF YEAR          EXPENSES            RETIREMENTS             (A)               OF YEAR
     --------------                      ---------        ----------           -----------          --------             -------
Year ended December 31, 1996:

   Land and improvements               $   24,331          $       --          $       --          $       --          $   24,331
   Buildings and improvements           1,009,354              81,689              15,428                  --           1,075,615
   Machinery and equipment              2,438,374             160,616             956,573                  --           1,642,417
   Transportation equipment               292,727              27,476             126,386                  --             193,817
   Office equipment                       378,647              16,049             263,670                  --             131,026
                                       ----------          ----------          ----------          ----------          ----------

                                       $4,143,433          $  285,830          $1,362,057          $       --          $3,067,206
                                       ==========          ==========          ==========          ==========          ==========


Year ended December 31, 1997:

   Land and improvements               $   24,331          $       --          $       --          $       --          $   24,331
   Buildings and improvements           1,075,615             102,282               1,556                  --           1,176,341
   Machinery and equipment              1,642,417             248,549               1,121                  --           1,889,845
   Transportation equipment               193,817              35,466              78,075                  --             151,208
   Office equipment                       131,026              22,894                  --                  --             153,920
                                       ----------          ----------          ----------          ----------          ----------

                                       $3,067,206          $  409,191          $   80,752          $       --          $3,395,645
                                       ==========          ==========          ==========          ==========          ==========

Year ended December 31, 1998:

   Land and improvements               $   24,331          $       --          $       --          $       --          $   24,331
   Buildings and improvements           1,176,341             102,350              27,040                  --           1,251,651
   Machinery and equipment              1,889,845             298,193             117,479                  --           2,070,559
   Transportation equipment               151,208              51,813              25,113                  --             177,908
   Office equipment                       153,920              27,985              15,090                  --             166,815
                                       ----------          ----------          ----------          ----------          ----------

                                       $3,395,645          $  480,341          $  184,722          $       --          $3,691,264
                                       ==========          ==========          ==========          ==========          ==========


(A) During 1998, 1997 and 1996, the Company placed in service certain property which has previously been classified as inventory.

                                              RADVA CORPORATION AND SUBSIDIARIES

                                        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                  ADDITIONS
                                                         ---------------------------
                                           BALANCE        CHARGED            CHARGED
                                             AT             TO                 TO                                 BALANCE
                                          BEGINNING      COST AND             OTHER                               AT END
   DESCRIPTION                             OF YEAR       EXPENSES           ACCOUNTS           DEDUCTIONS (A)    OF YEAR
   -----------                             -------       --------           --------           --------------    -------
Year ended December 31, 1996:
   Allowance for doubtful
     accounts                             $203,251       $(30,691)           $     --            $    --         $172,560
                                          ========       ========            ========            =======         ========


Year ended December 31, 1997:
   Allowance for doubtful
     accounts                             $172,560       $(66,137)           $     --            $   --          $106,423
                                          ========       ========            ========            ======          ========


Year ended December 31, 1998:
   Allowance for doubtful
     accounts                             $106,423       $  6,717            $     --            $   --           $113,140
                                          ========       ========            ========            ======           ========



(A) Represents uncollectible amounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Company's directors is incorporated by reference to material contained under the heading "Election of Directors" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 29, 1999.

Information as to the Company's executive officers is set forth under the heading "Executive Officers" in ITEM 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information as to executive compensation is incorporated by reference to material contained under the headings "Cash Compensation" and "Compensation Plans" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 29, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information as to the security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 29, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 29, 1999.

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

                  (10)(i) Bank of Virginia Trust Company Prototype Plan and Trust Agreement and accompanying Joinder Agreement (Incorporated by reference to Exhibit 10(i) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 24, 1986.)

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

(b)     Reports on Form 8-K

         None

(c)     Exhibits
        --------

         See ITEM 14(a)(3) above.

(d)     Financial Statement Schedules
        -----------------------------

         See ITEM 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RADVA Corporation


Dated: March 25, 1999                          By /s/ LUTHER I. DICKENS
                                                 ------------------------------
                                                  Luther I. Dickens
                                                  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 25, 1999                          By /s/ LUTHER I. DICKENS
                                                 ------------------------------
                                                  Luther I. Dickens
                                                  President and Director


Dated: March 25, 1999                          By /s/ JAMES M. HYLTON
                                                 ------------------------------
                                                  James M. Hylton
                                                  Director

Dated: March 25, 1999                          By /s/ RUSH G. ALLEN
                                                 ------------------------------
                                                  Rush G. Allen
                                                  Director

Dated: March 25, 1999                          By /s/ J. GRANGER MACFARLANE
                                                 ------------------------------
                                                  J. Granger Macfarlane
                                                  Director

Dated: March 25, 1999                          By /s/ WILLIAM H. WILSON
                                                 ------------------------------
                                                  William H. Wilson
                                                  Director


Dated: March 25, 1999                          By /s/ DAVID B. KINNEY
                                                 ------------------------------
                                                  David B. Kinney
                                                  Director