Form 10-Q
period 1999-03-31
RADVA CORP
filed 1999-05-14
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                               -------------------

  For Quarter Ended                                       Commission File
    March 31, 1999                                        Number  0-15464

                                RADVA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      VIRGINIA                                               54-0715892
------------------------                               ----------------------
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

At May 10, 1999, there were 4,058,727 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX
                                      -----

                                                            Page
                                                           Number
                                                           ------

 PART I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1998 and March 31, 1999                3

          Statements of Operations, Three Months
          Ended March 31, 1998 and March 31, 1999             4

          Statements of Cash Flows, Three Months
          Ended March 31, 1998 and March 31, 1999             5

          Notes to Financial Statements                      6-8


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9



PART II.  OTHER INFORMATION                                  10

                            RADVA CORPORATION
                             Balance Sheets
                             (In Thousands)

                                                   March 31       December 31
                     ASSETS                          1999             1998
                                                 -----------      -----------
Current assets:
   Cash ....................................       $     8           $   246
                                                   -------           -------
   Accounts and notes receivable ...........         2,709             2,832
   Less allowance for doubtful accounts ....           122               113
                                                   -------           -------
   Net receivables .........................         2,587             2,719
                                                   -------           -------

  Inventories:
     Finished goods ........................           412               601
     Work in process .......................            18                --
     Raw materials and supplies ............           327               332
                                                   -------           -------
     Total inventories .....................           757               933
                                                   -------           -------

   Prepaid expenses ........................            29                35
   Other current assets ....................            79                39
                                                   -------           -------
         Total current assets ..............         3,460             3,972
                                                   -------           -------

Property, plant & equipment, at cost .......         8,546             8,134
   Less accumulated depreciation ...........         3,820             3,691
                                                   -------           -------
         Net property, plant & equip .......         4,726             4,443
                                                   -------           -------

Investment in Thermasteel Corporation ......           262               262
Trademark manufacturing and
 marketing rights ..........................           499               506
Note receivable-noncurrent .................         2,498             2,482
Other assets ...............................           152               225
                                                   -------           -------
                                                   $11,597           $11,890
                                                   =======           =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt          $   594           $   594
   Notes payable ...........................           318               854
   Accounts payable ........................         1,037             1,064
   Accrued expenses ........................           455               408
                                                   -------           -------
           Total current liabilities .......         2,404             2,920
                                                   -------           -------

Long-term debt, excluding current
   installments ............................         4,231             3,989

Minority interest in consolidated
   subsidiary ..............................            --                95
                                                   -------           -------

           Total liabilities ...............         6,635             7,004
                                                   -------           -------

Stockholders' equity:
   Common stock of $.01 par value
     Authorized 10,000,000 shares; issued
      and outstanding 4,073,727 ............            41                41
   Additional paid-in capital ..............         4,481             4,493
   Retained earnings .......................           440               352
                                                   -------           -------

            Total stockholders' equity .....         4,962             4,886
                                                   -------           -------

                                                   $11,597           $11,890
                                                   =======           =======

See accompanying notes to financial statements

                      RADVA CORPORATION
                  Statements of Operations
                 Three Months Ended March 31
            (In Thousands, except per share data)
                                           Three Months Ended
                                                 March 31
                                           ------------------
                                            1999         1998
                                            ----         ----
Net Revenues:
   Manufacturing net revenues .......     $ 2,652        3,432
   Licensing & machinery sales ......          --          156
                                          -------      -------
   Net revenues .....................       2,652        3,588
                                          -------      -------

Cost and expenses:
   Cost of sales ....................       1,919        2,471
   Shipping and selling .............         191          265
   General and administrative .......         335          403
   Research and development .........           2           13
                                          -------      -------
                                            2,447        3,152
                                          -------      -------


   Operating income .................         205          436
                                          -------      -------


Other income (deductions):
   Interest expense .................        (122)        (133)
   Other ............................           5            1
                                          -------      -------
                                             (117)        (132)
                                          -------      -------


Earnings (loss) before minority
   interest in net income (loss)
   of subsidiary ....................          88          304

Minority interest in net income
   (loss) of subsidiary .............          --          (19)

Earnings (loss) before income tax....          88          323

Income tax expense ..................          --           --
                                          -------      -------

Net earnings (loss) .................     $    88          323
                                          =======      =======

Earnings per common share ...........     $   .02          .07
                                          =======      =======

                                RADVA CORPORATION
                            Statements of Cash Flows
                           Three Months Ended March 31
                                 (In Thousands)
                                                            1999          1998
                                                           -----         -----
Cash flows from operating activities:
   Net income....................................          $ 88          $ 323
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation...............................           129            117
      Amortization...............................             3             50
     Change in assets and liabilities:
       Decrease (Increase) in net receivables....           132           (354)
       Decrease (Increase) in inventories........           176              3
       Decrease (Increase) in prepaid expenses...             6              9
       Increase in other current assets..........           (40)           (41)
       Decrease (Increase) in other assets.......            61           (339)
       Increase (Decrease) in accounts payable...           (27)          (226)
       Increase (Decrease) in accrued expenses...            47            155
                                                           ----          -----
         Total adjustments.......................           487           (626)
                                                           ----          -----

         Net cash from operating activities......           575           (303)
                                                           ----          -----

Increase (Decrease) in minority interest in
   consolidated subsidiary......................            (95)           149

Cash flows from investing activities:
   Capital expenditures for equipment and other
     long-term assets............................          (412)          (132)
   Purchase of Treasury stock....................           (12)            (9)
                                                           ----          -----

         Net cash from investing activities......          (424)          (141)
                                                           -----         ------

Cash flows from financing activities:
   Proceeds from notes payable...................            --            336
   Principal payments on notes payable...........          (536)            --
   Proceeds from long-term debt..................           407            171
   Principal payments under long-term debt.......          (165)          (122)
                                                           ----          -----

         Net cash from financing activities......          (294)           385
                                                           ----          -----

Net increase (decrease) in cash..................          (238)            90

Cash at January 1................................           246             79
                                                           ----          -----

Cash at March 31.................................          $  8          $ 169
                                                           ====          =====



See accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 1999


(1)  General


The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.



(2)  Property, Plant and Equipment


         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  182,508
         Buildings and improvements........................          3,054,768
         Machinery and equipment...........................          4,692,655
         Transportation equipment..........................            357,621
         Office equipment..................................            258,189
                                                                    ----------

                                                                    $8,545,741
                                                                    ==========

(3)  Accrued Expenses


         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  214,740
         Interest..........................................              4,531
         Other.............................................            235,823
                                                                    ----------

                                                                    $  455,094
                                                                    ==========

(4)  Notes Payable

         Line of credit with commercial bank,
         $1,500,000 limit, interest variable
         (7.75% at March 31, 1999).........................         $  318,204
                                                                    ----------

                                                                    $  318,204
                                                                    ==========


                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 1999

(5)  Long-term Debt


         A summary of long-term debt follows:


         Installment notes payable due in aggregate monthly installments of
         $2,070, including interest, with various maturities until
         February, 2001; collateralized by equipment.
         Interest rates ranging from 7.5% to 12.5%                                        $    8,507


         Installment notes payable with financing company, due in monthly installments of $16,404, including interest at 8.8%;
         collateralized by equipment                                                         432,964


         Installment note payable, due in monthly installments of $500, including interest at 10.625% with a final balloon payment in August
         1998, collateralized by a deed of trust on certain real estate                       26,187


         Installment note payable, due in monthly
         installments of $428, including interest at
         8.5%; collateralized by equipment                                                     9,050


         Installment note payable to bank, due in
         monthly installments of $11,905, including
         interest at 8%, collateralized by equipment                                         856,647


         Installment note payable to bank, due in monthly
         installments of $27,533, including interest
         at 7.75%; collateralized by real estate                                           3,166,333

         Installment note payable to bank, due in monthly
         installments of $836, including interest at
         7.75%; collateralized by equipment                                                  325,770
                                                                                          ----------

         Total long-term debt                                                              4,825,458

         Less current installments of long-term debt                                         593,848
                                                                                          ----------

         Long-term debt, excluding current installments                                   $4,231,610
                                                                                          ==========

                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 1999


(6) Other Matters


Company acquired an additional 70% of common stock of Thermastructure, Ltd. increasing its ownership to 90% of common stock. Company acquired the additional stock by giving up certain assets making this entire transaction a noncash transaction. Company and minority interest of Thermastructure, Ltd. transferred all of the assets and liabilities into a new company in 1998, Thermastructure XT Corp, while maintaining the same ownership percentages (90% for Company and 10% for minority interest). During the first quarter of 1999, Company acquired the remaining minority interest in Thermastructure XT Corp. resulting in 100% ownership at March 31, 1999. Thermastructure XT Corp is consolidated into Company's financial statements.

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

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations


Net earnings were $88,000 for the first quarter of 1999 compared to $323,000 for the first quarter on 1998. Unusually strong shape molding revenues in the first quarter of 1998 were not achieved in the first quarter of 1999, resulting in the reduction in earnings.

Cost of sales, as a percentage of manufacturing net revenues, increased from 72.0% in the first quarter on 1998 to 72.4% in the first quarter of 1999. This
 .4% increase in cost is a result of fixed cost being spread over reduced manufacturing revenues of $780,000. The percentage cost increase was held to a minimum by the absence of the panel operations sold in May, 1998 which carried a higher cost percentage in relation to revenues.

Shipping and selling expenses, as a percentage of manufacturing net revenues, reduced from 7.7% in the first quarter of 1998 to 7.2% in the first quarter of 1999. The reduction in manufacturing revenues occurred primarily from sales requiring greater shipping and sales commissions than average, resulting in an improvement in this cost percentage.

General and administrative expenses have a greater fixed element than average and therefore tend to increase, as a percentage of revenues, on a reduction in revenues. General and administrative expenses increased, as a percentage of manufacturing net revenues, from 11.7% in the first quarter of 1998 to 12.6% in the first quarter of 1999.

Liquidity and Capital Resources

The Company had one of its most profitable years in 1998. In addition, a major refinancing of the Company was accomplished in 1998 under more favorable terms. The new financing resulted in a $500,000 increase in the Company's operating line to $1,500,000. At March 31, 1999 the balance available on this line of credit was $1,182,000 and working capital was $1,056,000.


Year 2000 Issue

Most of Radva processes utilize the Windows 95 platform and can handle the Century 2000 date format presently without problems. We have upgraded our environment to Windows NT Server and Workstations. Our server for EDI is Century 2000 date format compliant and our Accounting Department, which currently uses a UNIX based system became Y2K compliant in May with the purchase and installation of new software and hardware.

PART II:  OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

        See item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1998.


Item 2. Changes in Securities
        ---------------------
        Not applicable.


Item 3. Defaults Upon Senior Securities
        -------------------------------
        Not applicable.


Item 4. Submission of Matters to a Vote of Securities Holders
        -----------------------------------------------------
        Not applicable.


Item 5. Other Information
        -----------------
        Not applicable.


Item 6. Exhibits and Reports on Form 8-K Not applicable.
        ------------------------------------------------


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



May 12, 1999