Form 10-Q
period 1999-06-30
RADVA CORP
filed 1999-08-09
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarter Ended                         Commission File
     June 30, 1999                             Number  0-15464

                                RADVA CORPORATION

             (Exact name of registrant as specified in its charter)

        VIRGINIA                                54-0715892

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

                            Yes    X              No
                                  ---

At August 4, 1999, there were 4,104,727 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX


                                                           Page
                                                          Number
                                                          ------

 PART I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1998 and June 30, 1999                 3

          Statements of Operations, Three Months
          and Six Months Ended June 30, 1998 and
          June 30, 1999                                       4

          Statements of Cash Flows, Six Months
          Ended June 30, 1998 and June 30, 1999               5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8-9



PART II.  OTHER INFORMATION                                  10

                                RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                  June 30        December 31
              ASSETS                                1999             1998
                                                ------------     -----------
Current assets:
   Cash..................................       $        95      $      246
                                                ------------     -----------
   Accounts and notes receivable.........             2,412           2,832
   Less allowance for doubtful accounts..               131             113
                                                ------------     -----------
   Net receivables.......................             2,281           2,719
                                                ------------     -----------

  Inventories:
     Finished goods......................               347             601
     Work in process.....................                17               -
     Raw materials and supplies..........               400             332
                                                ------------      ----------
     Total inventories...................               764             933
                                                ------------      ----------

   Prepaid expenses......................                40              35
   Other current assets..................                90              39
                                                ------------      ----------
         Total current assets............             3,270           3,972
                                                ------------      ----------

Property, plant & equipment, at cost.....             8,710           8,134
   Less accumulated depreciation.........             3,939           3,691
                                                ------------      ----------
         Net property, plant & equip.....             4,771           4,443
                                                ------------      ----------

Investment in Thermasteel Corporation....               262             262
Trademark, manufacturing, and marketing
   rights................................               492             506
Note receivable-noncurrent...............             2,498           2,482
Other assets.............................               161             225
                                                ------------      ----------
                                                $    11,454       $  11,890
                                                ============      ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt       $       638       $     594
   Notes payable.........................               730             854
   Accounts payable......................               732           1,064
   Accrued expenses......................               385             408
                                                ------------      ----------
          Total current liabilities......             2,485           2,920
                                                ------------      ----------

Long-term debt, excluding current
   installments..........................             4,028           3,989

Minority interest in consolidated
   subsidiary............................                 -              95
                                                ------------      ----------
         Total Liabilities...............             6,513           7,004
                                                ------------      ----------

Stockholders' equity:
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 4,104,727..........                41              41
   Additional paid-in capital............             4,480           4,493
   Retained earnings.....................               420             352
                                                 -----------      ----------

            Total stockholders' equity...             4,941           4,886
                                                 -----------      ----------

                                                 $   11,454       $  11,890
                                                 ===========      ==========


See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                    Three Months and Six Months Ended June 30
                      (In Thousands, except per share data)



                                                  Three Months Ended               Six Months Ended
                                                       June 30                         June 30
                                                  ------------------               ----------------
                                                1999              1998            1999           1998
                                                ----              ----            ----           ----
Net Revenues:
   Manufacturing net revenues ......           $ 2,409             2,760           5,061          6,192
   Licensing & machinery sales .....                 -               875               -          1,031
                                                ------            ------          ------         ------
   Net revenues ....................             2,409             3,635           5,061          7,223
                                                ------            ------          ------         ------

Cost and expenses:
   Cost of sales ...................             1,827             2,065           3,746          4,536
   Shipping and selling.............               161               232             352            497
   General and administrative ......               337               437             672            840
   Research and development.........                 3                10               5             23
                                                ------            ------          ------         ------
                                                 2,328             2,744           4,775          5,896
                                                ------            ------          ------         ------

   Operating income ................                81               891             286          1,327
                                                ------            ------          ------         ------

Other income (deductions):
   Interest expense.................              (109)             (135)           (231)          (268)
   Other............................                 8                 2              13              3
                                                ------            ------          ------         ------
                                                  (101)             (133)           (218)          (265)
                                                ------            ------          ------         ------

Earnings (loss) before minority
   interest in net income (loss)
   of subsidiary....................               (20)              758              68          1,062

Minority interest in net income
   (loss) of subsidiary.............                                 19               -              -

Earnings (loss) before income tax...               (20)              739              68          1,062

Income tax expense..................                 -                 -               -              -
                                                ------            ------          ------         ------

Net earnings (loss).................               (20)              739              68          1,062
                                                ======            ======          ======         ======

Earnings per common share...........              (.00)              .18             .02            .26
                                                ======            ======          ======         ======

Fully diluted earnings per
common share........................              (.00)              .18             .02            .26
                                                ======            ======          ======         ======



                                RADVA CORPORATION
                            Statements of Cash Flows
                            Six Months Ended June 30
                                 (In Thousands)

                                                                 1999             1998
                                                                -----            -----
Cash flows from operating activities:

   Net income....................................               $   68           $1,062
                                                                -------          ------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation...............................                  272              230
      Amortization...............................                   18               67
      Loss (Gain) on sale of equipment...........                    -                -
    Change in assets and liabilities:
       Decrease (Increase) in net receivables....                  438             (536)
       Decrease (Increase) in inventories........                  169              173
       Decrease (Increase) in prepaid expenses...                   (5)              72
       Decrease (Increase) in other current
          assets.................................                  (51)             (39)
       Decrease (Increase) in other assets.......                   44             (551)
       Increase (Decrease) in accounts payable...                 (332)            (736)
       Increase (Decrease) in accrued expenses...                  (23)               7
                                                                -------          -------
        Total adjustments.......................                   530           (1,313)
                                                                -------          -------

         Net cash from operating activities......                  598             (251)
                                                                -------          -------

Increase in minority interest in consolidated
   subsidiary....................................                  (95)               3
                                                                -------          -------

Cash flows from investing activities:
   Purchase of Treasury Stock....................                  (13)               -
   Proceeds from sale of equipment...............                    -            1,578
   Capital expenditures for equipment and other
     long-term assets............................                 (600)            (870)
                                                                -------          -------

         Net cash from investing activities......                 (613)             708
                                                                -------          -------

Cash flows from financing activities:
   Increase (decrease) in other long term debt...                                    52
   Proceeds from notes payable...................                                   439
   Principal payments under notes payable........                 (124)            (569)
   Proceeds from long-term debt..................                  407            3,571
   Principal payments under long-term debt.......                 (324)          (3,894)
                                                                -------          -------

         Net cash from financing activities......                  (41)            (401)
                                                                -------          -------

Net increase (decrease) in cash..................                 (151)              59

Cash at January 1................................                  246               79
                                                                -------          -------

Cash at June 30..................................               $   95           $  138
                                                                =======          =======



See accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 1999


(1)  General


The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.



(2)  Property, Plant and Equipment


         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  182,508
         Buildings and improvements........................          3,094,478
         Machinery and equipment...........................          4,784,494
         Transportation equipment..........................            373,607
         Office equipment..................................            275,228
                                                                    ----------
                                                                    $8,710,315
                                                                    ==========

(3)  Accrued Expenses


         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  173,054
         Interest..........................................              4,531
         Other.............................................            207,718
                                                                    ----------
                                                                    $  385,303
                                                                    ==========

(4)  Notes Payable

         Demand note, collateralized by certain
         accounts receivable and inventory,
         interest at prime plus .25%......................          $  732,204
                                                                    ----------
                                                                    $  732,204
                                                                    ==========

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 1999


(5)  Long-term Debt

         A summary of long-term debt follows:

         Installment note payable to bank, due in
         monthly installments of $27,533, including
         interest at prime plus .25%                             $ 3,083,733

         Installment notes payable with various
         maturities, collateralized by equipment.
         Interest rates ranging from 7.25% to 12.50%                  15,551

         Installment note payable to bank, due in
         monthly installments of $11,905, interest
         at prime plus .25%                                          820,932

         Installment note payable to bank, due in
         monthly installments of $4,762, interest
         at prime                                                    310,884

         Installment note payable to financing
         company. Interest rate at 8.8%                              409,436

         Installment note payable due in monthly
         installments of $500, including interest at
         8.125%, collateralized by a deed of trust on
         certain real estate.                                         25,376

              Total long-term debt                                 4,665,912

         Less current installments of long-term debt                 638,013
                                                                 -----------
         Long-term debt, excluding current installments          $ 4,027,899
                                                                 ===========


(6) Other Matters

During the first quarter of 1999, Company acquired the remaining 10% minority interest in Thermastructure XT Corp. resulting in 100% ownership at March 31, 1999. Thermastructure XT Corp is consolidated into Company's financial statements.

During 1998, the Company transferred certain assets and liabilities to Thermasteel Corp. for $6,200,000 (discounted to $4,976,585). Company retained a 5% ownership interest in Thermasteel Corp. Company received $1,250,000 down with balance to be received in installments. Gain on this transaction ($806,796) was included in income from operation in 1998. The discounted portion ($1,223,,415) of the receivable will be recognized as interest income as future collections are received. Gain was recognized as income from operations since transfer was deemed a disposal of a portion of a line of business rather than a sale of a segment of business.

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations - Six months Ended June 30, 1999
         Compared to Six Months Ended June 30, 1998

Net earnings for the six months ended June 30, 1999 were down sharply from $1,062,000 for the first six months of 1998 to $68,000 for the first six months of 1999. Included in operating income in May, 1998, was $807,000 gain on the sale of a portion of a line of business (building panel operations), without any corresponding sales in 1999. Reductions in shape molded sales of packaging and agricultural seed trays are responsible for the additional drop in earnings.

Manufacturing net revenues decreased $1,131,000, or 18.3%, from $6,192,000 in the first six months of 1998 to $5,061,000 for the first six months of 1999. Although sales were down over a broad range of products, one customer accounted for $321,000 of the reduced sales due to our Company's inability to manufacture enough product during a relatively short shipping season. Management is currently investigating sources and costs of storage space that may allow the manufacture and storage of greater quantities of product in advance of the shipping season.

Cost of sales, as a percentage of manufacturing net revenues, increased from 73.3% in 1998 to 74.0% in 1999. This increase in cost is a result of fixed cost being spread over reduced manufacturing revenues. The percentage cost increase was held to a minimum by the absence of the panel operations sold in May, 1998 which carried a higher cost percentage in relation to revenues.

Shipping and selling expenses, as a percentage of manufacturing net revenues, was down 1% from 8% for the first six months of 1998 to 7% for the first six months of 1999. The reduction in manufacturing revenues occurred primarily from sales requiring greater shipping cost and sales commissions than average, resulting in an improvement in this cost percentage.

General and administrative expenses were down .3% of manufacturing net revenues to 13.3% for the first six months of 1999. The fixed nature of many of these expenses would normally cause the expense as a percentage of manufacturing net revenues to rise on greatly reduced revenues. However, this tendency was more than offset by the sale of the panel system in May, 1998, resulting in large reductions in general and administrative expenses in relation to sales.



Results of Operations - Three Months Ended June 30, 1999
         Compared to Three Months Ended June 30, 1998

Manufacturing net revenues were down $351,000, or 12.7%, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The reduction in sales has occurred primarily at the Company's Radford, Virginia, plant. In addition to the search for additional storage space mentioned above, the Company has added one new salesman, and is taking other measures in an attempt to reverse the slow down in sales.

Cost of sales, as a percentage of manufacturing net revenues, increased from 74.8% for the three months ended June 30, 1998 to 75.8% for the three months ended June 30, 1999. The causes of this increase are the same as was discussed above for the increased percentages for the full six months ended June 30, 1999.

Shipping and selling expenses, and general and administrative expenses decreased 1.7% and 1.8%, respectively, as a percentage of manufacturing net revenues, for the three months ended June 30, 1999. Again, these changes were caused by the factors discussed above for similar changes for the full six months ended June 30, 1999.


Liquidity and Capital Resources

The Company had one of its most profitable years in 1998. In addition, a major refinancing of the Company was accomplished in 1998 under more favorable terms. The new financing resulted in a $500,000 increase in the Company's operating line to $1,500,000. At June 30, 1999, the balance available on this line of credit was $768,000 and working capital was $785,000.

Year 2000 Issue

Most of Radva processes utilize the Windows 95 platform and can handle the Century 2000 date format presently without problems. We have upgraded our environment to Windows NT Server and Workstations. Our server for EDI is Century 2000 date format compliant and our Accounting Department, which currently uses a UNIX based system, became Y2K compliant in May 1999 with the purchase and installation of new software and hardware.

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



August 4, 1999