Form 10-Q
period 1999-09-30
RADVA CORP
filed 1999-11-09
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------


     For Quarter Ended                         Commission File
     September 30, 1999                        Number  0-15464



                                RADVA CORPORATION

             (Exact name of registrant as specified in its charter)

       VIRGINIA                                               54-0715892

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

                        Yes     X             No
                           -----------          -----------

At October 20, 1999, there were 4,085,727 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX
                                      -----


                                                                           Page
                                                                          Number
                                                                          ------

 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1998 and September 30, 1999                           3

          Statements of Operations, Three Months
          and Nine Months Ended September 30, 1998
          and September 30, 1999                                             4

          Statements of Cash Flows, Nine Months
          Ended September 30, 1998 and September 30, 1999                    5

          Notes to Financial Statements                                     6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8-9



PART II.  OTHER INFORMATION                                                 10

                            RADVA CORPORATION
                             Balance Sheets
                             (In Thousands)


                                                      September 30     December 31
                    ASSETS                                1999             1998
                                                      ------------     -----------

Current assets:
   Cash .......................................          $    44          $   246
                                                         -------          -------
   Accounts and notes receivable ..............            2,153            2,832
   Less allowance for doubtful accounts .......              134              113
                                                         -------          -------
   Net receivables ............................            2,019            2,719
                                                         -------          -------

  Inventories:
     Finished goods ...........................              388              601
     Work in process ..........................                4               --
     Raw materials and supplies ...............              398              332
                                                         -------          -------
     Total inventories ........................              790              933
                                                         -------          -------

   Prepaid expenses ...........................               43               35
   Other current assets .......................               77               39
                                                         -------          -------
         Total current assets .................            2,973            3,972
                                                         -------          -------

Property, plant & equipment, at cost ..........            9,084            8,134
   Less accumulated depreciation ..............            4,090            3,691
                                                         -------          -------
         Net property, plant & equip ..........            4,994            4,443
                                                         -------          -------

Investment in Thermasteel Corp. ...............              262              262
Note receivable-noncurrent ....................            2,553            2,482
Manufacturing and marketing rights ............              485              506
Other assets ..................................              190              225
                                                         -------          -------
                                                         $11,457          $11,890
                                                         =======          =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt .....          $   638          $   594
   Notes payable ..............................              895              854
   Accounts payable ...........................              841            1,064
   Accrued expenses ...........................              278              408
                                                         -------          -------
           Total current liabilities ..........            2,652            2,920
                                                         -------          -------

Long-term debt, excluding current
   installments ...............................            3,857            3,989
Minority interest in consolidated
   subsidiary .................................               --               95
                                                         -------          -------
           Total liabilities ..................            6,509            7,004

Stockholders' equity:
   Common stock of $.01 par value .............
     Authorized 10,000,000 shares; issued
      and outstanding 4,085,727 ...............               41               41
   Additional paid-in capital .................            4,479            4,493
   Retained earnings ..........................              428              352
                                                         -------          -------

            Total stockholders' equity ........            4,948            4,886
                                                         -------          -------

                                                         $11,457          $11,890
                                                         =======          =======

See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                 Three Months and Nine Months Ended September 30
                      (In Thousands, except per share data)



                                                     Three Months Ended                 Nine Months Ended
                                                        September 30                       September 30
                                                        ------------                       ------------

                                                   1999              1998              1999              1998
                                                   ----              ----              ----              ----
Net Revenues:
   Manufacturing net revenues .........          $ 2,122             2,829             7,135             9,021
   Licensing & machinery sales ........               --               260                --             1,291
                                                 -------           -------           -------           -------
   Net revenues .......................            2,122             3,089             7,135            10,312
                                                 -------           -------           -------           -------

Cost and expenses:
   Cost of sales ......................            1,650             2,192             5,348             6,728
   Shipping and selling ...............              168               211               520               708
   General and administrative .........              327               362               999             1,202
   Research and development ...........                1                --                 6                23
                                                 -------           -------           -------           -------

                                                   2,146             2,765             6,873             8,661
                                                 -------           -------           -------           -------

   Operating income (loss) ............              (24)              324               262             1,651
                                                 -------           -------           -------           -------

Other income (deductions):
   Interest expense ...................             (120)             (124)             (351)             (392)
   Interest income ....................              132                --               132                --
   Other ..............................               20                38                33                41
                                                 -------           -------           -------           -------
                                                      32               (86)             (186)             (351)
                                                 -------           -------           -------           -------

Earnings before minority
   interest in net income (loss)
   of subsidiary ......................                8               238                76             1,300

Minority interest in net income (loss)
   of subsidiary ......................               --                (2)               --                (2)

Earnings before income tax ............                8               240                76             1,302

Income tax expense ....................               --                --                --                --
                                                 -------           -------           -------           -------

Net earnings ..........................                8               240                76             1,302
                                                 =======           =======           =======           =======

Earnings per common share .............              .00               .06               .02               .32
                                                 =======           =======           =======           =======

Fully diluted earnings per common share              .00               .06               .02               .32
                                                 =======           =======           =======           =======


See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Cash Flows
                         Nine Months Ended September 30
                                 (In Thousands)


                                                             1999             1998
                                                            ------           ------
Cash flows from operating activities:
   Net income .................................          $    76           $ 1,302
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ............................              422               335
      Amortization ............................               25                70
      Loss (Gain) on sale of equipment ........              (20)               --
    Change in assets and liabilities:
       Decrease (Increase) in net receivables .              700            (1,053)
       Decrease (Increase) in inventories .....              143               473
       Decrease (Increase) in prepaid expenses                (8)               53
       Increase in other current assets .......              (38)              (71)
       Decrease (Increase) in other assets ....              (40)             (558)
       Increase (Decrease) in accounts payable              (223)             (693)
       Increase (Decrease) in accrued expenses              (130)             (136)
                                                         -------           -------
         Total adjustments ....................              831            (1,580)
                                                         -------           -------

         Net cash from operating activities ...              907              (278)
                                                         -------           -------

Increase (decrease) in minority interest in
   consolidated subsidiary ....................              (95)              (37)
                                                         -------           -------

Cash flows from investing activities:
   Proceeds from sale of equipment ............               33             1,578
   Capital expenditures for equipment and other
     long-term assets .........................             (986)           (1,616)
                                                         -------           -------

         Net cash from investing activities ...             (953)              (38)
                                                         -------           -------

Cash flows from financing activities:
   Increase in other long-term debt ...........               --                61
   Payments for repurchase of company stock ...              (14)              (19)
   Proceeds from notes payable ................              165               855
   Principal payments under notes payable .....             (124)             (569)
   Proceeds from long-term debt ...............              407             4,047
   Principal payments under long-term debt ....             (495)           (4,037)
                                                         -------           -------

         Net cash from financing activities ...              (61)              338
                                                         -------           -------

Net increase (decrease) in cash ...............             (202)              (15)

Cash at January 1 .............................              246                79
                                                         -------           -------

Cash at September 30 ..........................          $    44           $    64
                                                         =======           =======


See accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                               September 30, 1999


(1)  General


The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.



(2)  Property, Plant and Equipment

         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  183,133
         Buildings and improvements........................          3,095,503
         Machinery and equipment...........................          5,154,853
         Transportation equipment..........................            373,606
         Office equipment..................................            276,926
                                                                    ----------

                                                                    $9,084,021
                                                                    ==========

(3)  Accrued Expenses


         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  193,038
         Interest..........................................              4,531
         Other.............................................             80,908
                                                                    ----------

                                                                    $  278,477
                                                                    ==========
(4)  Notes Payable

         Demand notes, collateralized by certain
         accounts receivable and inventory
         Interest at prime plus .25%.......................        $   895,204
                                                                   -----------

                                                                   $   895,204
                                                                   ===========

                                RADVA CORPORATION
                          Notes to Financial Statements
                               September 30, 1999


(5)  Long-term Debt
   A summary of long-term debt follows:

   Installment note payable to bank, due in
   monthly installments of $27,533, plus
   interest at prime plus .25%                                                      $3,001,133

   Installment notes payable with various maturities,
   collateralized by equipment. Interest rates ranging
   from 7.25% to 12.50%                                                                 10,345

   Installment note payable to bank, due in
   monthly installments of $11,905, plus interest
   at prime plus .25%                                                                  785,217

   Installment note payable to bank, due in
   monthly installments of $4,762, plus interest
   at prime                                                                            296,599

   Installment note payable to financing
   company, due in monthly installment of
   $16,404, including interest at 8.8%                                                 377,392

   Installment note payable due in monthly installments
   of $500, including interest at 8.125%, collateralized
   by a deed of trust on certain real estate                                            24,542
                                                                                    ----------
        Total long-term debt                                                         4,495,228

   Less current installments of long-term debt                                         638,013
                                                                                    ----------

   Long-term debt, excluding current installments                                   $3,857,215
                                                                                    ==========


(6) Other Matters

During the first quarter of 1999, Company acquired the remaining 10% minority interest in Thermastructure XT Corp. resulting in 100% ownership at March 31, 1999. Thermastructure XT Corp is a vehicle dedicated to the development of a new product, and is consolidated into the Company's financial statements.

During 1998, the Company transferred certain assets and liabilities to Thermasteel Corp., retaining a 5% ownership interest in Thermastructure Corp. Gain on this transaction ($806,796) was included in income from operation in 1998.

Item 2 - Management's Discussion and Analysis of
------------------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

Results of Operations - Nine months Ended September 30, 1999
------------------------------------------------------------
         Compared to Nine Months Ended September 30, 1998
         ------------------------------------------------

The Company earned a profit of $76,000 for the nine months ended September 30, 1999 compared to a profit of $1,302,000 for the nine months ended September 30, 1998. Included in operating income in May, 1998, was $807,000 gain on the sale of a portion of a line of business (building panel operations), without any corresponding sales in 1999.

Manufacturing net revenues decreased $1,886,000, or 20.9%, from $9,021,000 in the first nine months of 1998 to $7,135,000 for the first nine months of 1999. This reduction in revenues included reduced revenues of $336,000 due to the sale of the Company's building panel operations mentioned above. The Company has taken active steps with the purpose of increasing future sales which includes an increase in the advertising budget, new sales literature, and the establishment of an internet web page (www.radva.com).

Cost of sales, as a percentage of manufacturing net revenues, increased .4% from 74.6% during the first nine months of 1998 to 75.0% for the first nine months of 1999. The percentage cost increase was held to a minimum by the absence of the panel operations sold in May, 1998 which carried a higher cost percentage in relation to revenues. This increase in cost is a result of fixed cost being spread over reduced manufacturing revenues. Adding to the increased cost percentage was an increase in depreciation of $87,000. The increased depreciation resulted from adding new machinery and warehouse space, enhancing the Company's capacity to service increased sales in the future.

Shipping and selling expenses and general and administrative expenses were down $203,000 and $17,000, respectively, for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998.



Results of Operations - Three Months Ended September 30, 1999
-------------------------------------------------------------
         Compared to Three Months Ended September 30, 1998
         -------------------------------------------------

Manufacturing net revenues were down $707,000, or 25.0%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

Cost of sales, as a percentage of manufacturing net revenues, increased .3% from 77.5% for the three months ended September 30, 1998 to 77.8% for the three months ended September 30, 1999. The causes of this increase are the same as was discussed above for the increased percentages for the full nine months ended September 30, 1999. Making the same comparisons, shipping and selling expenses, and general and administrative expenses decreased $43,000 and $35,000, respectively.

Liquidity and Capital Resources
-------------------------------
The Company had one of its most profitable years in 1998. In addition, a major refinancing of the Company was accomplished in 1998 under more favorable terms. The new financing resulted in a $500,000 increase in the Company's operating line to $1,500,000. At September 30, 1999, the balance available on this line of credit was $605,000 and working capital was $321,000.

Year 2000 Issue
---------------

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


October 26, 1999