Form 10-K
period 1999-12-31
RADVA CORP
filed 2000-03-30
CIK 792984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                        Drawer 2900 First Street Station
                             Radford, Virginia 24143
                                 (540) 639-2458
                        --------------------------------
          Address, including zip code, and telephone number, including area code, of registrant's principal executive offices

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (par. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of February 25, 2000 (see ITEM 5 for explanation of calculation): $1,023,563
                                                                     ----------

Number of shares of common stock outstanding as of February 25, 2000: 4,047,227

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III incorporates information by reference to the registrant's proxy statement for its annual meeting of stockholders scheduled for March 22, 2000.


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------


GENERAL DEVELOPMENT OF BUSINESS
-------------------------------

RADVA Corporation (the "Company") was organized in 1962 as a Virginia corporation to engage in the production of molded and fabricated products from expandable polystyrene. Historically, the Company has specialized in the production of customized expanded polystyrene packaging materials used to protect products during shipment; however, the Company developed a composite building panel produced from expanded polystyrene and steel which it sold under the trademark THERMASTRUCTURE. In November, 1995, The Company sold 80% interest in its subsidiary, Thermastructure Ltd., which manufactured the building panels and had rights to market licensing rights to territories in the United States not previously licensed. During 1997, the Company reacquired 70% of common stock of Thermastructure, Ltd increasing ownership to 90% of common stock. The Company acquired the additional stock by giving up certain assets making this entire transaction a noncash transaction. The Company and minority interest of Thermastructure, Ltd transferred all of the assets and liabilities into a new company, Thermastructure XT Corp, while maintaining the same ownership percentages (90% for Company and 10% for minority interest). Thermastructure XT Corp is consolidated into Company's financial statements. During 1998, the Company acquired an additional 5% ownership in its consolidated subsidiary, Thermastructure XT Corporation. Also, during 1998, the Company and its subsidiary, Thermastructure XT, sold 95% of their assets and interest in the composite building panel system. These assets were then transferred to a newly organized company, ThermaSteel Corporation, which continues to market the system worldwide. The Company acquired the remaining 5% of Thermastructure XT Corporation in 1999 and dissolved Thermastructure XT in accordance with terms of the sale of the building panel system.


INDUSTRY SEGMENTS
-----------------

The Company's operations have in the past included three principal industry segments: the manufacture of protective packaging and similar materials, the manufacture of THERMASTRUCTURE building panels and other building products, and licensing and related machinery sales. The THERMASTRUCTURE building panel, licensing, and machinery operations were sold in 1998, leaving protective packaging and similar materials as the sole remaining industry segment.

PRINCIPAL CLASSES OF PRODUCTS
-----------------------------

The following table sets forth the approximate relative percentages of total net revenues (after intersegment eliminations) generated by the principal classes of products produced by the Company in each of its principal industry segments for each of the past three fiscal years.

      CLASS OF PRODUCT                           1999         1998         1997
      ----------------                           ----         ----         ----
PROTECTIVE PACKAGING AND
SIMILAR MATERIALS
   Protective Packaging                         100.0%        87.0%        86.0%


THERMASTRUCTURE Building Panels
   License fees & machinery sales                  .0%         2.8%         6.3%
   Panel sales & related revenue                   .0%        10.2%         7.7%
                                                -----        -----        -----

                                                100.0%       100.0%       100.0%


PROTECTIVE PACKAGING PRODUCTS
-----------------------------

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

RADVA employs more than 120 people, and serves as one of the country's largest three mid-Atlantic EPS recycling drop-off facilities.

RAW MATERIALS AND SUPPLIERS
---------------------------

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

PATENTS AND TRADEMARKS
----------------------

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

SEASONALITY
-----------

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

CUSTOMERS
---------

The Company's protective packaging business has a broad base of customers; however, one customer accounted for approximately 33.3% of protective packaging revenues in 1999.

BACKLOG
-------

The Company had approximately $1,201,807 in backlog orders for protective packaging products as of December 31, 1999, compared to backlog orders of approximately $1,221,553 as of December 31, 1998. Although the Company believes that such backlog orders are firm, the purchase orders for protective packaging products generally may be canceled without cause by the customer. The Company expects to fill all of these orders during 2000.

COMPETITION
-----------

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

RESEARCH AND DEVELOPMENT
------------------------

The Company maintains two laboratory and testing facilities within its manufacturing plant in Radford, Virginia. The laboratory and testing facilities, which consist of 2,000 square feet and 1,800 square feet, respectively, are used for product testing, development of new products, and quality control evaluations.

REGULATION
----------

The Company is subject to state and federal laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act ("OSHA") and by the Environmental Protection Agency. The Company's manufacturing facilities are subject to compliance with comprehensive OSHA standards. The Company believes that its manufacturing facilities and processes are currently in compliance with OSHA and does not anticipate capital expenditures for environmental control facilities or for compliance with OSHA standards during 2000. The Company does not believe that its compliance with federal and state environmental regulations has had or will have a material effect on its capital expenditures, earnings, or competitive position.

EMPLOYEES
---------

The Company employs approximately 120 persons. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

EXECUTIVE OFFICERS
------------------

The following table identifies and sets forth certain information about the executive officers of the Company


               Name             Age         Position and Year of Election
               ----             ---         -----------------------------
        Luther I. Dickens       67          Chief Executive Officer (1998)

        Stephen L. Dickens      42          President (1998)

        James M. Hylton         66          Secretary and Treasurer (1969)

        William F. Fry          60          Chief Financial Officer (1989)

        Michael R. Samples      47          Vice President, Manufacturing (1999)

ITEM 2.  PROPERTIES
-------------------

REAL ESTATE
-----------

The real estate owned or leased by the Company and used in the Company's primary business operations is described below.

(1) The Company owns approximately 10 acres of land in Radford, Virginia, and a 71,000 square foot building located on the Radford property. The building includes approximately 5,000 square feet of office space and approximately 66,000 square feet of manufacturing space. The Radford property is subject to deeds of trust which had outstanding balances as of December 31, 1999 aggregating approximately $2,919,000.

(2) The Company owns approximately 7 acres of land in Portsmouth, Virginia, and a 74,000 square foot building located on the Portsmouth property. The building includes approximately 2,000 square feet of office space and approximately 42,000 square feet of manufacturing space. The Portsmouth property is subject to a deed of trust which had an outstanding balance as of December 31, 1999 of approximately $2,919,000.

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


PERSONAL PROPERTY AND EQUIPMENT
-------------------------------

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


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.

                                     PART II

                                STOCK INFORMATION

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

MARKET AND PRICE INFORMATION
----------------------------

The Company's common stock, par value $.01 per share (the "Common Stock"), has been traded in the over-the-counter market since June 1986. The following table provides the high and low bid quotations with respect to shares of the Common Stock for the periods indicated as reported by the Dow Jones Historical Stock Quote Reporter Service.

                                     1999                       1998                         1997
                                     ----                       -----                        ----

                             High          Low            High           Low           High           Low
                             ----          ---            ----           ---           ----           ---
First
Quarter                      1             3/4            1/2            7/16          5/8            7/16

Second
Quarter                      1 3/16        3/4            1              1/2           7/16           7/16


Third
Quarter                      15/16         1/2            1              5/8           5/8            1/2


Fourth
Quarter                      3/4           3/8            1              3/8           9/16           9/16

The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. There was no established public trading market for the Common Stock before June 1986.

The aggregate market value of the voting stock held by non-affiliates of the Company as of February 25, 2000 shown on the facing page of this report was calculated as follows: the number of shares beneficially owned by the officers and directors of the Company as a group as of February 25, 2000 was subtracted from 4,047,227, the total number of shares outstanding on that date, and the resulting figure was multiplied by $.5625, the average of the bid and asked prices of the Company's stock in the over-the-counter market on February 25, 2000. The foregoing calculation should not be deemed an admission that any of the officers or directors of the Company is an "affiliate" of the Company.

NUMBER OF STOCKHOLDERS
----------------------

As of February 25, 2000, there were 228 record holders of the Common Stock.

DIVIDENDS
---------

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

SELECTED STATEMENTS OF
INCOME (LOSS) DATA:                            Years Ended December 31,
                              --------------------------------------------------------

                                1999        1998        1997         1996        1995
                                ----        ----        ----         ----        ----
                                  (Dollar amounts in thousands except per share data)
Net Revenues                  $10,186     $13,173     $10,955       $9,720     $10,777
Income before income
  taxes                           276       1,517         209           --         492
Net income                        276       1,517         209           --         482
Net income per
  common share                    .07         .37         .05           --         .13

SELECTED BALANCE
SHEET DATA:                                    Years Ended December 31,
                              --------------------------------------------------------

                                 1999        1998        1997        1996       1995
                                 ----        ----        ----        ----       ----
                                  (Dollar amounts in thousands except per share data)
Working capital               $   974     $ 1,051     $  (679)      $1,871     $2,151
Net property, plant,
  and equipment                 4,945       4,443       4,688        2,497      2,308
Total assets                   11,963      11,890      11,192        7,774      7,998
Long-term debt (including
  current maturities)           4,738       4,583       4,371        2,971      3,075
Stockholders' equity            5,177       4,886       3,388        3,180      3,179

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATION
--------------------

The following table sets forth the percentage relationship that certain items in the statements of operations bear to the net revenues of the Company for each year during the five-year period ended December 31, 1999. Additional financial information as to the Company's three industry segments is set forth in note 14 to the financial statements.

                                               Year Ended December 31
                                               ----------------------

                                 1999        1998        1997        1996        1995
                                -----       -----       -----       -----       -----
Manufacturing net revenues      100.0%       90.1%       93.7%       97.1%       86.0%
Licensing & related
   machinery sales                 .0         9.9         6.3         2.9        14.0
                                -----       -----       -----       -----       -----
   Net revenues                 100.0%      100.0%      100.0%      100.0%      100.0%
                                -----       -----       -----       -----       -----
Cost and expense:
Cost of sales                    74.8        66.3        74.1        75.1        69.4
Shipping and sales                7.4         6.8         7.7         8.2         9.0
General and administrative       12.6        12.1        12.7        12.9        13.5
Research and development           .0          .2          .9          .5         0.3
                                -----       -----       -----       -----       -----
                                 94.8        85.4        95.4        96.7        92.2
                                -----       -----       -----       -----       -----


    Operating income              5.2        14.6         4.6         3.3         7.8
                                -----       -----       -----       -----       -----


Other income (deductions)
   Interest expense              (4.5)       (3.6)       (3.9)       (3.3)       (2.7)
   Interest income                1.7          .3          .3          .0          .1
   Other                           .1          .0          .0          .0         (.0)
                                -----       -----       -----       -----       -----
                                 (2.7)       (3.3)       (3.6)       (3.3)       (2.6)
                                -----       -----       -----       -----       -----

Income before income taxes
   and minority interest in
   subsidiary                     2.7        11.5         1.6          .0         4.6
Income tax expense                 .0          .0          .0          .0         (.1)
                                -----       -----       -----       -----       -----

Income before minority
   interest in net loss of
   subsidiary                     2.7        11.5         1.6          .0         4.5

Minority interest in net
   loss of subsidiary              .0          .0          .3          .0          .0
                                -----       -----       -----       -----       -----

Net income                        2.7%       11.5%        1.9%         .0%        4.5%
                                =====       =====       =====       =====       =====

1999 COMPARED TO 1998
---------------------

The Company's operating income decreased $1,394,000 from $1,922,000 in 1998 to $528,000 in 1999. This decrease was the result of decreased manufacturing net revenues of $1,683,000 and the inclusion in 1998 operating income of a sale of the Company's THERMASTRUCTURE panel manufacturing and licensing rights, including equipment, at a profit of approximately $807,000.

Revenues were lower in 1999 as compared to 1998 by $877,000 and $741,000 in the Company's Radford and Portsmouth, Virginia plants, respectively. Also contributing to the reduction of manufacturing revenues was the absence of approximately $411,000 revenues from the Company's THERMASTRUTURE operations sold in 1998. These reductions were partly offset by increased revenues from the Company's Corporate Sales Division of $723,000.

Cost of sales, as a percent of manufacturing net revenues, was 74.8% in 1999 as compared to 73.6% in 1998. Among the many factors contributing to this 1.2% increase in costs were rising material prices and a changing sales mix.

Shipping and selling expenses, as a percent of manufacturing net revenues held fairly constant from the prior year, decreasing .1% from 7.5% in 1998 to 7.4% in 1999. General and administration expenses were down in 1999 as compared to 1998 by $308,405 or .8% of manufacturing net revenues. This reduction was primarily the result of the sale the THERMASTRCUTURE operations in 1998 and reduced management bonuses on reduced income.

A significant contribution to net income in 1999 was made by an increase in interest income of $125,000. Interest income was accrued on non-interest bearing notes received on the sale of the THERMASTRUCTURE operations which were discounted in 1998 to their net present value.

1998 COMPARED TO 1997
---------------------

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

1997 COMPARED TO 1996
---------------------

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

IMPACT OF INFLATION
-------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

A major refinancing of the Company was accomplished in 1998 under more favorable terms. The new financing resulted in a $500,000 increase in the Company's operating line to $1,500,000. At year-end, the balance available on this line of credit was $622,000 and working capital was $974,000.

YEAR 2000 ISSUE
---------------

Most of RADVA processes utilize the Windows 95 platform and can handle the Century 2000 date format presently without problems. We have upgraded our environment to Windows NT Server and Workstations. Our server for EDI is Century 2000 date format compliant and our Accounting Department, which currently uses a UNIX based system became Century 2000 date compliant during 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


INDEX TO FINANCIAL STATEMENTS
-----------------------------

                                                                          Page
                                                                          ----

Independent Auditors' Reports........................................      13

Balance Sheets as of December 31, 1999 and 1998......................     14-15

Statements of Operations for the Years Ended
   December 31, 1999, 1998, and 1997.................................      16

Statements of Stockholders' Equity for the Years
   Ended December 31, 1999, 1998, and 1997...........................      17

Statements of Cash Flows for the Years
   Ended December 31, 1999, 1998, and 1997...........................     18-19

Notes to Financial Statements as of December 31,
   1999, 1998, and 1997..............................................     20-30



INDEX TO FINANCIAL STATEMENT SCHEDULES
--------------------------------------

Schedule V - Property, Plant and Equipment...........................      31

Schedule VI - Accumulated Depreciation and
   Amortization of Property, Plant, and Equipment....................      32

Schedule VIII - Valuation and Qualifying Accounts....................      33

PERSINGER & COMPANY, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
203 W. GRAYSON STREET
GALAX, VIRGINIA 24333

TELEPHONE:  540-236-8135
      FAX:  540-236-0797


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
RADVA Corporation
Radford, Virginia

We have audited the consolidated financial statements and the consolidated financial statement schedules of RADVA Corporation and subsidiary as of and for the years ended December 31, 1999 and 1998 as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RADVA Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the 1999 and 1998 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Galax, Virginia
January 26, 2000

                             RADVA CORPORATION AND SUBSIDIARY

                                CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1999 AND 1998

                                                                 1999            1998
                 ASSETS
Current assets:
   Cash and cash equivalents (Notes 2 and 3)                  $    41,812     $   246,380
                                                              -----------     -----------

   Accounts and notes receivable (Notes 7 and 8)                2,644,977       2,349,886
   Receivable - other (Notes 3 and 15)                            222,512         481,889
   Less allowance for doubtful accounts                           125,932         113,140
                                                              -----------     -----------
         Net receivables                                        2,741,557       2,718,635
                                                              -----------     -----------

   Inventories (Notes 7 and 8):
     Finished goods                                               544,035         601,054
     Work-in-process                                                5,121              --
     Raw materials and supplies                                   270,295         331,666
                                                              -----------     -----------
         Total inventories                                        819,451         932,720
                                                              -----------     -----------

   Prepaid expenses                                                48,111          35,132
   Other current assets                                            40,784          39,138
                                                              -----------     -----------

         Total current assets                                   3,691,715       3,972,005
                                                              -----------     -----------

Property, plant and equipment, at cost (Notes 5, 7 and 8)       9,166,099       8,134,260
Less accumulated depreciation and amortization                  4,220,646       3,691,264
                                                              -----------     -----------
         Net property, plant and equipment                      4,945,453       4,442,996
                                                              -----------     -----------

Other assets, at cost, less accumulated amortization:
   Investment in Thermasteel (Note 15)                            261,925         261,925
   Trademark, marketing and manufacturing rights                  478,497         506,325
   Note receivable - long-term                                  2,334,290       2,481,964
   Other (Note 16)                                                251,151         225,001
                                                              -----------     -----------
                                                                3,325,863       3,475,215
                                                              -----------     -----------
                                                              $11,963,031     $11,890,216
                                                              ===========     ===========

continued

                             RADVA CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                 1999            1998
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt (Notes 3 and 8)     $   669,950     $   593,848
   Notes payable (Note 7)                                         878,204         854,204
   Accounts payable                                               898,305       1,064,397
   Accrued expenses (Note 6)                                      271,024         408,181
                                                              -----------     -----------

         Total current liabilities                              2,717,483       2,920,630
                                                              -----------     -----------

Long-term debt, excluding current installments
   (Notes 3 and 8)                                              4,068,357       3,988,959
                                                              -----------     -----------

Minority interest in subsidiary (Note 21)                              --          94,316
                                                              -----------     -----------

         Total liabilities                                      6,785,840       7,003,905
                                                              -----------     -----------

Commitments, contingencies and other matters
   (Notes 8, 12, 15, 16 and 17)

Stockholders' equity:
   Common stock, par value $.01 per share; authorized
     10,000,000 shares; issued 4,047,227 and 4,085,727
     shares in 1999 and 1998                                       40,473          40,857
   Additional paid-in capital                                   4,508,141       4,493,129
   Retained earnings (deficit)                                    628,577         352,325
                                                              -----------     -----------

         Total stockholders' equity                             5,177,191       4,886,311
                                                              -----------     -----------
                                                              $11,963,031     $11,890,216
                                                              ===========     ===========

See notes to consolidated financial statements.

                                    RADVA CORPORATION AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             1999              1998              1997
Net revenues:
   Manufacturing net revenues                            $10,185,809       $11,868,780       $10,267,053
   Licensing and related machinery sales (Note 15)                --         1,303,971           687,807
                                                         -----------       -----------       -----------
                                                          10,185,809        13,172,751        10,954,860
                                                         -----------       -----------       -----------
Costs and expenses:
   Cost of sales                                           7,615,767         8,731,761         8,116,636
   Shipping and selling expenses                             749,242           894,938           840,549
   General and administrative expenses                     1,288,645         1,597,050         1,392,295
   Research and development expenses                           3,861            27,119            97,867
                                                         -----------       -----------       -----------
                                                           9,657,515        11,250,868        10,447,347
                                                         -----------       -----------       -----------

         Operating income                                    528,294         1,921,883           507,513
                                                         -----------       -----------       -----------

Other income (expense):
   Interest expense                                         (461,236)         (484,211)         (425,947)
   Interest income                                           169,341            44,105            30,681
   Other                                                      16,200             4,200             4,200
                                                         -----------       -----------       -----------
                                                            (275,695)         (435,906)         (391,066)
                                                         -----------       -----------       -----------

                                                             252,599         1,485,977           116,447
                                                         -----------       -----------       -----------
Gain (loss) on sale of assets:
   Equipment                                                  23,653                --            12,141
   Real estate                                                    --            32,857            47,874
                                                         -----------       -----------       -----------
                                                              23,653            32,857            60,015
                                                         -----------       -----------       -----------
Equity in net income (loss) of investee                           --                --                --
                                                         -----------       -----------       -----------

Minority interest in net (income) loss of subsidiary              --            (1,927)           32,182
                                                         -----------       -----------       -----------

Income before income taxes                                   276,252         1,516,907           208,644

Provision for income taxes (Note 9)                               --                --                --
                                                         -----------       -----------       -----------

         Net income                                      $   276,252       $ 1,516,907       $   208,644
                                                         ===========       ===========       ===========

Income per common share (Note 18):
         Basic                                           $       .07       $       .37       $       .05
                                                         ===========       ===========       ===========
         Diluted                                         $       .07       $       N/A       $       N/A
                                                         ===========       ===========       ===========

Weighted average number of shares outstanding:
         Basic                                             4,059,352         4,091,560         4,104,727
         Diluted                                           4,059,352               N/A               N/A

See notes to consolidated financial statements.

                               RADVA CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               ADDITIONAL        RETAINED           TOTAL
                                 COMMON         PAID-IN          EARNINGS       STOCKHOLDERS'
                                  STOCK         CAPITAL          (DEFICIT)         EQUITY
                                 -------       ----------       -----------     -------------
Balance at December 31, 1996     $41,047       $4,511,939       $(1,373,226)     $3,179,760

Net income                            --               --           208,644         208,644
                                 -------       ----------       -----------      ----------

Balance at December 31, 1997      41,047        4,511,939        (1,164,582)      3,388,404
Treasury stock                      (190)         (18,810)               --         (19,000)
Net income                            --               --         1,516,907       1,516,907
                                 -------       ----------       -----------      ----------

Balance at December 31, 1998      40,857        4,493,129           352,325       4,886,311
Treasury stock                      (384)         (36,492)               --         (36,876)
Purchase of subsidiary                --           51,504                --          51,504
Net income                            --               --           276,252         276,252
                                 -------       ----------       -----------      ----------

Balance at December 31, 1999     $40,473       $4,508,141       $   628,577      $5,177,191
                                 =======       ==========       ===========      ==========

See notes to consolidated financial statements.

                                         RADVA CORPORATION AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                       1999             1998             1997
Cash flows from operating activities:
   Net income                                                      $   276,252      $ 1,516,907      $   208,644

   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation                                                    596,566          480,341          409,191
       Amortization                                                     41,721          137,904          169,402
       Allowance for doubtful accounts                                  12,792            6,717          (66,137)
       (Gain) loss on sale of assets                                   (23,653)         (32,857)         (60,015)
       (Gain) loss on sale of assets included in
         operating revenues                                                 --         (806,796)              --
       Minority interest in net income (loss) of
         consolidated subsidiaries                                          --            1,927          (32,182)
       Changes in assets and liabilities:
         Increase in accounts and notes receivable                    (295,091)        (923,779)        (515,730)
         Decrease (increase) in receivable - other                     259,377         (152,469)        (329,420)
         Decrease (increase) in inventories                            113,269          352,189         (259,227)
         Decrease (increase) in prepaid expenses                       (12,979)          70,975           27,712
         Increase in other current assets                               (1,646)          (8,900)              --
         Decrease (increase) in note receivable - noncurrent           147,674       (2,160,051)              --
         Increase in investment in Thermasteel Corp.                        --         (261,925)              --
         Decrease in Radoslav Joint Venture                                 --          336,103               --
         Decrease (increase) in trademark                                   --          847,803          (17,154)
         Decrease (increase) in other assets                           (40,043)       1,255,737         (362,079)
         Increase (decrease) in accounts payable                      (166,092)      (1,086,791)         813,273
         Increase (decrease) in accrued expenses                      (137,157)        (171,672)         373,246
         Net effect of sale of assets to Thermasteel Corp.                  --          379,487               --
                                                                   -----------      -----------      -----------

           Net cash provided by (used in) operating activities         770,990         (219,150)         359,524
                                                                   -----------      -----------      -----------

Cash flows from investing activities:
   Proceeds from sale of assets                                         23,653        1,835,000          139,050
   Company manufactured equipment and buildings                             --          (15,995)        (220,491)
   Capital expenditures on equipment                                (1,099,022)      (1,910,112)      (1,027,955)
   Purchase minority interest in subsidiary                            (42,813)              --               --
                                                                   -----------      -----------      -----------

           Net cash used in investing activities                    (1,118,182)         (91,107)      (1,109,396)
                                                                   -----------      -----------      -----------

continued

                                  RADVA CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                            1999            1998            1997
Cash flows from financing activities:
   Net proceeds (payments) on notes payable                 24,000          285,092         194,112
   Proceeds from issuance of long-term debt                806,904        4,684,284       1,119,830
   Principal payments under long-term debt                (651,404)      (4,472,702)       (508,732)
   Purchase of Treasury stock                              (36,876)         (19,000)             --
                                                         ---------      -----------      ----------
           Net cash provided by financing activities       142,624          477,674         805,210
                                                         ---------      -----------      ----------
Net increase (decrease) in cash                          $(204,568)     $   167,417      $   55,338
Cash and cash equivalents at beginning of year             246,380           78,963          23,625
                                                         ---------      -----------      ----------
Cash and cash equivalents at end of year                 $  41,812      $   246,380      $   78,963
                                                         =========      ===========      ==========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                $ 465,086      $   505,215      $  411,043
                                                         =========      ===========      ==========
   Cash paid during the year for income taxes            $   4,407      $        --      $       --
                                                         =========      ===========      ==========

Supplemental disclosure of noncash investing activities:

During 1998 Radva transferred certain assets and liabilities for $6,200,000 (discounted to $4,976,585) which has been treated as disposal of a portion of a line of business in which gain has been included in income from operations since sale did not constitute a sale of a segment of business. This resulted in transfer of the following assets and liabilities:

         Assets and liabilities transferred:
           Property, plant and equipment                             $1,525,483
           Accounts receivable                                          516,460
           Prepaid expenses                                              66,111
           Inventory                                                    151,519
           Notes receivable                                             603,158
           Licenses and trademarks                                    1,226,104
           Patents                                                       23,770
           Manufacturing and marketing rights                           635,744
           Investments                                                  406,199
           Liabilities assumed                                          (50,587)
           Debt assumed                                                (672,247)
         Investment retained (5%)                                      (261,925)
                                                                     ----------
                                                                     $4,169,789
                                                                     ==========

During 1997 Radva acquired ninety (90) percent of Thermastructure XT Corp. for $1,481,141 which resulted in the transfer of the following assets:

         Assets transferred:
           Investment in Thermastructure, Ltd.                       $  210,224
           Notes receivable                                           1,197,308
           Accounts receivable                                           42,928
           Interest receivable                                           30,681
                                                                     ----------
                                                                     $1,481,141
                                                                     ==========

See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

RADVA Corporation and subsidiary (the Company) produce and sell molded and fabricated expanded polystyrene foam products such as packaging materials and containers. The Company operates facilities in Radford and Portsmouth, Virginia.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Thermastructure XT Corp. All significant inter-company accounts and transactions have been eliminated in consolidation (see Note 21).

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets

Included in other assets are patents, loan costs and marketing and manufacturing rights, which are amortized over their respective estimated lives, and trademark rights, which are amortized over 12 years. Accumulated amortization was $1,335,761 and $1,294,040 as of December 31, 1999 and 1998, respectively.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification

Certain reclassifications have been made to prior years' financial statements to place them on a comparable basis with the current year.

NOTE 2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                   1999         1998         1997
Petty cash and non-interest bearing accounts     $ 41,812     $246,380     $57,484
Restricted by IDA bonds, series 1995                   --           --      21,479
                                                 --------     --------     -------
                                                 $ 41,812     $246,380     $78,963
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company's financial instruments as of December 31, 1999 are as follows:

                                        1999
                            ---------------------------
                            Carrying Amount  Fair Value
                            ---------------  ----------
Cash and cash equivalents     $   41,812     $   41,812
Receivable - other               222,512        222,512
Long-term debt                 4,738,307      4,733,301

NOTE 4.  RECEIVABLES

Information about impaired receivables as of and for the years ended December 31, 1999 and 1998 is as follows:

                                                         1999        1998
   Receivables for which there is a related
     allowance for bad debts                            $48,000     $    --
   Receivables for which there is no related
     allowance for bad debts                                 --      48,000
                                                        -------     -------
       Total impaired receivables                       $48,000     $48,000
                                                        =======     =======
   Related allowance for possible bad debts             $12,000     $    --
                                                        =======     =======
   Average balance (based on beginning and
     ending of year)                                    $48,000     $84,000
                                                        =======     =======

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                          1999            1998
       Land and improvements                            $  184,395     $  182,508
       Buildings and improvements                        3,111,953      3,051,235
       Machinery and equipment                           5,213,965      4,312,478
       Transportation equipment                            365,960        338,915
       Office equipment                                    289,826        249,124
                                                        ----------     ----------
                                                        $9,166,099     $8,134,260
                                                        ==========     ==========

NOTE 6.  ACCRUED EXPENSES

Accrued expenses are composed of the following:

                                                         1999          1998
          Payroll and employee benefits                 $203,587     $270,762
          Interest                                         1,316        5,166
          Customer deposits                                  794          890
          Insurance                                       36,482       35,401
          Licenses                                            --       65,000
          Other                                           28,845       30,962
                                                        --------     --------
                                                        $271,024     $408,181
                                                        ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  NOTES PAYABLE

A summary of notes payable follows:

                                                                                         1999           1998
       Line of credit with commercial bank, $1,500,000
       limit, interest at prime (8.5% at December 31, 1999)                           $  878,204     $  854,204
                                                                                      ==========     ==========

NOTE 8.  LONG-TERM DEBT

A summary of long-term debt follows:

                                                                                         1999           1998
   Installment notes payable due in aggregate monthly installments of $2,070, including interest, with various maturities until
   February, 2001; collateralized by equipment. Interest rates ranging
   from 7.5% to 12.5%                                                                 $    5,746     $   15,788

   Installment notes payable with financing company, due in monthly installments
   of $16,404, including interest at 7.56%; collateralized by equipment                  352,844        456,069

   Installment note payable, due in monthly installments of $500, including
   interest at 10.625%; collateralized by a deed of trust on certain real estate          23,687         26,978

   Installment note payable, due in monthly installments of $428, including
   interest at 8.5%; collateralized by equipment                                           5,682         10,126

   Installment note payable to bank, due in monthly installments of $11,905, including interest at prime (8.5% at December 31, 1999); collateralized
   by equipment                                                                          749,502        892,362

   Installment note payable to bank, due in monthly installments of $27,533, including interest at prime (8.5% at December 31, 1999); collateralized
   by real estate                                                                      2,918,533      3,111,266

   Installment note payable to bank, due in monthly installments of $4,762, including interest at prime (8.5% at December 31, 1999); collateralized
   by equipment                                                                          282,313         70,218

   Installment note payable to bank, due in monthly installments of $5,556, including interest at prime (8.5% at December 31, 1999); collateralized
   by equipment                                                                          400,000             --
                                                                                      ----------     ----------

         Total long-term debt                                                          4,738,307      4,582,807

   Less current installments of long-term debt                                           669,950        593,848
                                                                                      ----------     ----------

         Long-term debt, excluding current installments                               $4,068,357     $3,988,959
                                                                                      ==========     ==========

Substantially all real property, equipment, accounts receivable and inventory are pledged as collateral on various debt instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate principal maturities of long-term debt during each of the five years subsequent to December 31, 1999 follows:

      Years Ended December 31,
      ------------------------
               2000                         $  669,950
               2001                            677,392
               2002                            680,792
               2003                            661,433
               2004                            601,512
               Thereafter                    1,447,228
                                            ----------
                                            $4,738,307
                                            ==========

NOTE 9. INCOME TAX MATTERS

Net deferred tax assets and liabilities consist of the following components as of December 31, 1999 and 1998:

                                                1999         1998
     Deferred tax assets:
       Bad debt allowance                     $ 47,854     $ 42,993
       Accrued expenses                         25,505       23,373
       Bonuses                                   5,798       16,184
       Inventory allowance                      15,241       17,100
       Contributions carryover                      --        2,164
       Loss carryforward                       330,179      218,746
       Investment tax credit carryforward       48,084       89,060
       Minimum tax credit carryforward          20,073       20,073
                                              --------     --------
                                               492,734      429,693
       Less valuation allowance                198,785      129,187
                                              --------     --------
                                              $293,949     $300,506
                                              ========     ========
     Deferred tax liabilities:
       Property and equipment                 $293,949     $300,506
                                              ========     ========
                                              $     --     $     --
                                              ========     ========

As noted, the deferred tax assets equal the deferred tax liabilities resulting in no effect on the income statement or stockholders' equity for the year.

Loss carryforwards for tax purposes as of December 31, 1999 have the following expiration dates:

         Expiration Date              Amount
         ---------------              ------
              2005                   $575,647
                                     ========

Investment tax credit carryforwards for tax purposes as of December 31, 1999 have the following expiration dates:

         Expiration Date              Amount
         ---------------              ------
              2000                   $48,084
                                     =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 1999, 1998 and 1997 due to the following:

                                                                  1999           1998          1997
     Computed "expected" tax benefit                           $  90,988      $ 515,748      $ 64,621
     Non-deductible expenses                                      18,090         21,562         4,801
     State income taxes, net of federal income tax benefit        13,047         52,250         8,087
     Benefit of operating loss carryforward                     (122,125)      (500,863)      (77,509)
     Other                                                            --        (88,697)           --
                                                               ---------      ---------      --------
                                                               $      --      $      --      $     --
                                                               =========      =========      ========

NOTE 10.  RETIREMENT PLANS

The Company has a profit sharing plan (the Plan) which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to its profit sharing plan are at Company's discretion. The Plan is a qualified plan under applicable sections of the Internal Revenue Code. Profit sharing expense for the period ended December 31, 1999, 1998 and 1997 was $ -0-.

The Company adopted a 401K retirement plan during 1998 which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to the plan are made at a rate of 25% of each employees contribution up to a maximum of 4% of each employees earnings for the year. The plan is a qualified plan under applicable sections of the Internal Revenue Code. Company contributions for the year ended December 31, 1999 and 1998 was $18,618 and $17,593, respectively.

NOTE 11.  RELATED PARTY TRANSACTIONS

The Company has a month-to-month lease on certain operating and warehouse space with Jalu, a partnership in which the Company's Chief Executive Officer is a partner. The space is currently rented for $1,000 per month. The Company also rents on a month-to-month basis certain office space from Chuckatuck, a partnership in which the Company's Chief Executive Officer is a partner. The present rental payment is $3,700 per month.

NOTE 12.  OPERATING LEASES

The Company leases certain of its manufacturing and office facilities and equipment. Rental expense for the years ended December 31, 1999, 1998 and 1997 was $160,130, $180,771, and $173,763, respectively. All leases have expired; however, the Company continues to lease these facilities under the previous lease schedules for $4,685 per month.

NOTE 13.  MAJOR CUSTOMER AND SUPPLIER

The percentage of net revenue attributable to the Company's major customers (exceeding 10% of total revenues) is 33.3% for 1999, 13.0% for 1998, and 12.5% for 1997.

The percentage of cost of sales attributable to the Company's major suppliers (exceeding 10% of total cost of sales) is 38.1% for 1999 and 18.0% for 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. INDUSTRY SEGMENTS

The Company considers its operations to include principally three industry segments; (1) manufacture of protective packaging and similar materials, (2) manufacture of THERMASTRUCTURE building products, and (3) licensing and related machinery sales. Summary data for 1999, 1998, and 1997 is as follows:

                                                              1999              1998             1997
     Net revenues:
        Protective packaging and similar material          $10,185,809       $11,458,112     $ 9,421,180
        THERMASTRUCTURE products and similar materials              --         1,340,631         845,873
        Licensing and related machinery sales                       --           374,008         687,807
                                                           -----------       -----------     -----------

        Revenue                                            $10,185,809       $13,172,751     $10,954,860
                                                           ===========       ===========     ===========

     Operating income (loss):
       Protective packaging and similar materials          $ 2,618,517       $ 3,799,524     $ 2,477,830
       THERMASTRUCTURE products and similar materials          (48,475)          576,879          60,437
       Licensing and related machinery sales                        --            64,587         299,957
                                                           -----------       -----------     -----------
               Segment operating income                      2,570,042         4,440,990       2,838,224

               General corporate expense                     2,041,748         2,519,107       2,330,711
                                                           -----------       -----------     -----------
               Operating profit                            $   528,294       $ 1,921,883     $   507,513
                                                           ===========       ===========     ===========

     Capital expenditures:
        Protective packaging and similar materials         $ 1,071,927       $ 1,815,983     $ 1,026,830
        THERMASTRUCTURE products - U.S. operations                  --            63,697         206,892
        General corporate                                       27,095            46,427          14,724
                                                           -----------       -----------     -----------

               Capital expenditures                        $ 1,099,022       $ 1,926,107     $ 1,248,446
                                                           ===========       ===========     ===========

     Depreciation and amortization:
        Protective packaging and similar materials         $   566,695       $   547,091     $   468,762
        THERMASTRUCTURE products                                35,696            45,217          82,257
        General corporate                                       35,896            25,937          27,574
                                                           -----------       -----------     -----------

               Depreciation and amortization               $   638,287       $   618,245     $   578,593
                                                           ===========       ===========     ===========

     Identifiable assets at December 31:
        Protective packaging and similar materials         $ 5,815,823       $ 5,361,044     $ 3,970,025
        THERMASTRUCTURE products                             3,827,588         1,577,933       2,938,691
        Licensing and related machinery sales                   63,715            63,515       1,745,769
        General corporate                                    2,255,905         4,887,724       2,537,687
                                                           -----------       -----------     -----------
               Assets                                      $11,963,031       $11,890,216     $11,192,172
                                                           ===========       ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.  OTHER MATTERS

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

During 1998, the Company transferred its 100% owned subsidiary, RADVA RU, Inc. as part of sale to Thermasteel Corp. Restatement of prior periods as a result of this transfer resulted in no change to prior periods since RADVA RU, Inc. had no assets, liabilities or activity during the periods presented.

During 1997, the Company acquired an additional 70% of common stock of Thermastructure, Ltd. increasing its ownership to 90% of common stock. Company acquired the additional stock by giving up certain assets making this entire transaction a noncash transaction. Company and minority interest of Thermastructure, Ltd. transferred all of the assets and liabilities into a new company Thermastructure XT Corp while maintaining the same ownership percentages (90% for Company and 10% for minority interest). Thermastructure XT Corp is consolidated into Company's financial statements.

NOTE 16.  OTHER ASSETS - OTHER

Other assets - other consist of the following:

                                       1999         1998            1997
          Deposits                   $ 15,600     $ 15,600       $   15,600
          Loan costs                   51,395       57,420           31,938
          Patent costs                 42,343       42,343           51,134
          Mexican investment               --           --           70,096
          Investment in Pereslav       55,000       55,000           55,000
          Investment in licenses           --           --        1,105,135
          Material rights              86,666       54,638           13,931
          Other                           147           --               --
                                     --------     --------       ----------
                                     $251,151     $225,001       $1,342,834
                                     ========     ========       ==========

NOTE 17.  CONTINGENCIES

Debt assumption:

On April 1, 1997 Company reacquired certain real estate of Thermastructure, Ltd. by assuming obligations owed to the Industrial Development Authority (IDA) amounting to $775,818.

As of December 31, 1999 Company remains primarily liable on debt assumed as part of transfer of certain real estate. Outstanding balance on this debt amounted to $570,000 as of December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal matters:

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

NOTE 18.  NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period and the number of equivalent shares assumed outstanding under the Company's stock option plans.

Options held to purchase 400,000 common shares at $.81 were not dilutive and were outstanding at December 31, 1999. These shares are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares. Diluted earnings per share was calculated as follows:

                                                  1999
                                               ----------
Net income to common stockholders              $  272,252
                                               ==========

Weighted average common shares outstanding      4,059,352

Share equivalents, due to stock options                --
                                               ----------
                                                4,059,352
                                               ==========

Net income per share-diluted                   $      .07
                                               ==========

NOTE 19.  STOCK OPTION PLANS

During the year Company approved two Stock Option Plans, the 1998 Stock Option Plan and the 1998 Non-employee Directors Stock Option Plan. Both Plans contained retroactive effective dates of July 8, 1998 and September 28, 1998, respectively.

The Company's 1998 Stock Option Plan (the Plan) authorizes the granting of stock options, up to a total of 375,000 shares of common stock, to any employee of the Company. Under the Plan, the exercise price of each option equals fair market value of the Company's stock on the grant date, and an option's maximum term is ten years. If the employee is a 10% shareholder the exercise price of each option shall not be less than 110% of the fair market value on the grant date, and an option's maximum term is five years.

The Company's 1998 Non-employee Directors Stock Option Plan (the Plan) authorizes the granting of stock options, up to a total of 125,000 shares of common stock, to the directors of the Company who are not otherwise employees of the Company or any Subsidiary and were not employees for a period of at least one year before the date of grant of an option under the Plan. Under the Plan, the exercise price of each option equals fair market value of the Company's stock on grant date, and an option's maximum term is ten years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's Stock Option Plans as of December 31, 1999, and the changes during the year is presented below:

                             FIXED OPTIONS                           SHARES     WEIGHTED-AVERAGE EXERCISE PRICE
         ------------------------------------------------------     -------     -------------------------------
           January 1, 1999                                          400,000                   $.81
           Granted                                                       --                     --
           Exercised                                                     --                     --
           Forfeited                                                     --                     --
                                                                    -------
           December 31, 1999                                        400,000                   $.81
                                                                    =======

           Exercisable at December 31, 1999                         400,000                   $.81

           Options available for grant at December 31, 1999         100,000                   $.81

The range of option prices for options outstanding as of December 31, 1999, was $.81 with a weighted average remaining contractual life of approximately 9 years.

If the Company had used the fair value based method of accounting for its Employee Stock Option Plan, as prescribed by Statements of Financial Accounting Standards No. 123, compensation cost in net income for the year ended December 31, 1999 would have increased by $222,750, resulting in net income of $53,502, net of tax. The basic and diluted earnings per share would have been $.01.

The fair value of each option grant of $.81 is estimated on the date of grant using the exercise price since fair value could not be reasonably estimated at grant date.

NOTE 20.  STOCK REPURCHASE PLAN

Board of Directors has authorized the Company to repurchase up to 200,000 shares of the Company's common stock. The Company purchased 38,500 shares for approximately $37,000, increasing the total number of shares purchased pursuant to the Stock Repurchase Plan to 57,500 shares.

NOTE 21.  LIQUIDATION OF SUBSIDIARY

During the year, RADVA Corporation (the Company) acquired the minority interest of Thermastructure XT Corp. This made Thermastructure XT Corp. a wholly owned subsidiary of the Company. At December 22, 1999 the Company elected to liquidate subsidiary and combine the assets and liabilities with the Company's assets and liabilities. Generally this type of transaction would be accounted for using the purchase method of accounting, however, with transfers between entities under common control, a parent company may transfer net assets of a wholly owned subsidiary to itself and liquidate subsidiary. This type of transfer is accounted for at historical cost in a manner similar to a pooling of interest. As a result of this transfer the Company recorded an increase in paid-in capital of $51,504.

                                     RADVA CORPORATION AND SUBSIDIARY

                                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                               YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                 OTHER
                                    BALANCE                                     CHANGES
                                      AT                                          ADD           BALANCE
                                   BEGINNING     ADDITIONS                      (DEDUCT)        AT END
     CLASSIFICATION                 OF YEAR       AT COST       RETIREMENTS     (A) (B)         OF YEAR
     --------------               ----------     ----------     -----------    ----------     ----------
Year ended December 31, 1997:

   Land and improvements          $  225,984     $       --     $    5,000     $   91,753     $  312,737
   Buildings and improvements      2,102,263        115,835         82,298        695,110      2,830,910
   Machinery and equipment         2,702,842        837,480         38,630        909,608      4,411,300
   Transportation equipment          333,289         23,579         78,075             --        278,793
   Office equipment                  200,200         51,061          1,483             --        249,778
                                  ----------     ----------     ----------     ----------     ----------

                                  $5,564,578     $1,027,955     $  205,486     $1,696,471     $8,083,518
                                  ==========     ==========     ==========     ==========     ==========

Year ended December 31, 1998:

   Land and improvements          $  312,737     $       --     $  130,229     $       --     $  182,508
   Buildings and improvements      2,830,910        925,148        704,823             --      3,051,235
   Machinery and equipment         4,411,300        859,230        974,047         15,995      4,312,478
   Transportation equipment          278,793         79,100         18,978             --        338,915
   Office equipment                  249,778         46,634         47,288             --        249,124
                                  ----------     ----------     ----------     ----------     ----------

                                  $8,083,518     $1,910,112     $1,875,365     $   15,995     $8,134,260
                                  ==========     ==========     ==========     ==========     ==========


Year ended December 31, 1999:

   Land and improvements          $  182,508     $    1,887     $       --     $       --     $  184,395
   Buildings and improvements      3,051,235         60,718             --             --      3,111,953
   Machinery and equipment         4,312,478        936,125         34,638             --      5,213,965
   Transportation equipment          338,915         59,590         32,545             --        365,960
   Office equipment                  249,124         40,702             --             --        289,826
                                  ----------     ----------     ----------     ----------     ----------

                                  $8,134,260     $1,099,022     $   67,183     $       --     $9,166,099
                                  ==========     ==========     ==========     ==========     ==========

(A) During 1999, 1998 and 1997, the Company placed in service certain property which has previously been classified as inventory.

(B) During 1997 the Company acquired ninety (90) percent of Thermastructure XT Corp. in a noncash transaction.

                                     RADVA CORPORATION AND SUBSIDIARY

                                SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                              AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                               YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                 ADDITIONS                       OTHER
                                    BALANCE       CHARGED                       CHANGES
                                      AT          TO COST                         ADD           BALANCE
                                   BEGINNING        AND                         (DEDUCT)        AT END
     CLASSIFICATION                 OF YEAR       EXPENSES      RETIREMENTS       (A)           OF YEAR
     --------------               ----------     ----------     -----------    ----------     ----------
Year ended December 31, 1997:

   Land and improvements          $   24,331     $     --     $     --           $  --        $   24,331
   Buildings and improvements      1,075,615      102,282        1,556              --         1,176,341
   Machinery and equipment         1,642,417      248,549        1,121              --         1,889,845
   Transportation equipment          193,817       35,466       78,075              --           151,208
   Office equipment                  131,026       22,894           --              --           153,920
                                  ----------     --------     --------           -----        ----------

                                  $3,067,206     $409,191     $ 80,752           $  --        $3,395,645
                                  ==========     ========     ========           =====        ==========


Year ended December 31, 1998:

   Land and improvements          $   24,331     $     --     $     --           $  --        $   24,331
   Buildings and improvements      1,176,341      102,350       27,040              --         1,251,651
   Machinery and equipment         1,889,845      298,193      117,479              --         2,070,559
   Transportation equipment          151,208       51,813       25,113              --           177,908
   Office equipment                  153,920       27,985       15,090              --           166,815
                                  ----------     --------     --------           -----        ----------

                                  $3,395,645     $480,341     $184,722           $  --        $3,691,264
                                  ==========     ========     ========           =====        ==========

Year ended December 31, 1999:

   Land and improvements          $   24,331     $     --     $     --           $  --        $   24,331
   Buildings and improvements      1,251,651      111,773           --              --         1,363,424
   Machinery and equipment         2,070,559      384,043       34,638              --         2,419,964
   Transportation equipment          177,908       70,880       32,545              (1)          216,242
   Office equipment                  166,815       29,870           --              --           196,685
                                  ----------     --------     --------           -----        ----------

                                  $3,691,264     $596,566     $ 67,183           $  (1)       $4,220,646
                                  ==========     ========     ========           =====        ==========

(A) During 1999, 1998 and 1997, the Company placed in service certain property which has previously been classified as inventory.

                                RADVA CORPORATION AND SUBSIDIARY

                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                    ADDITIONS
                                               --------------------
                                   BALANCE     CHARGED      CHARGED
                                     AT           TO          TO                       BALANCE
                                  BEGINNING    COST AND      OTHER                      AT END
   DESCRIPTION                     OF YEAR     EXPENSES    ACCOUNTS   DEDUCTIONS (A)   OF YEAR
   -----------                    ---------    --------    ---------  --------------   -------
Year ended December 31, 1997:
   Allowance for doubtful
     accounts                     $172,560     $(66,137)     $ --        $   --        $106,423
                                  ========     ========      ====        ======        ========

Year ended December 31, 1998:
   Allowance for doubtful
     accounts                     $106,423     $  6,717      $ --        $   --        $113,140
                                  ========     ========      ====        ======        ========

Year ended December 31, 1999:
   Allowance for doubtful
     accounts                     $113,140     $ 17,957      $ --        $5,165        $125,932
                                  ========     ========      ====        ======        ========

(A)  Represents uncollectible amounts written off, net of recoveries.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information as to the Company's directors is incorporated by reference to material contained under the heading "Election of Directors" in the Company's proxy statement for its annual meeting of stockholders scheduled for March 22, 2000.

Information as to the Company's executive officers is set forth under the heading "Executive Officers" in ITEM 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information as to executive compensation is incorporated by reference to material contained under the headings "Cash Compensation" and "Compensation Plans" in the Company's proxy statement for its annual meeting of stockholders scheduled for March 22, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information as to the security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for March 22, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for March 22, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  (1)  Financial Statements (Included in PART II)
          ------------------------------------------

          See ITEM 8 in PART II

(a)  (2)  Financial Statement Schedules (Included in PART II)
          ---------------------------------------------------

          See ITEM 8 in PART II

(a)  (3)  Exhibits
          --------

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

                  (4)(e) In addition to the matters reported in Exhibits (4)(a) through (4)(d) above, the long-term debt as shown on the consolidated balance sheet of the Company at December 31, 1999 included additional obligations each of which is less than 10% of the total assets of the Company. The documents evidencing these obligations are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

                  (4)(f) See Article III, Section 4 of Exhibit 3(a).

                  (4)(g) See Articles II, III, VI, VIII and IX of Exhibit
(3)(b).

                  (4)(h) Form of Stock Purchase Warrant (Incorporated by reference to Exhibit 4(g) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

                  (10)(a) Lease Amendment #1 dated August 26, 1989 between the Company and Gil Gillis, Gwenda Gillis, and Gayla Gillis relating to premises located at 2500 South Main Street, Highway 293, Kennesaw, Georgia (Incorporated by reference to Exhibit 10(a) of Registrant's 1987 Form 10-K).

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

(b)     Reports on Form 8-K
        -------------------

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


                                             RADVA Corporation

Dated: March 23, 2000                        By /s/ Luther I. Dickens
                                               ------------------------------
                                               Luther I. Dickens
                                               Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 23, 2000                        By /s/ Luther I. Dickens
                                               ------------------------------
                                               Luther I. Dickens
                                               Chief Executive Officer


Dated: March 23, 2000                        By /s/ James M. Hylton
                                               ------------------------------
                                               James M. Hylton
                                               Director


Dated: March 23, 2000                        By /s/ Rush G. Allen
                                               ------------------------------
                                               Rush G. Allen
                                               Director


Dated: March 23, 2000                        By /s/ J. Granger Macfarlane
                                               ------------------------------
                                               J. Granger Macfarlane
                                               Director


Dated: March 23, 2000                        By /s/ Stephen L. Dickens
                                               ------------------------------
                                               Stephen L. Dickens
                                               President and Director


Dated: March 23, 2000                        By /s/ David B. Kinney
                                               ------------------------------
                                               David B. Kinney
                                               Director