Form 10-Q
period 2000-03-31
RADVA CORP
filed 2000-05-12
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------


     For Quarter Ended                         Commission File
     March 31, 2000                            Number  0-15464

                                RADVA CORPORATION

             (Exact name of registrant as specified in its charter)


           VIRGINIA                                    54-0715892

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

                                        Yes    X             No
                                           ----------           -----------


At May 5, 2000, there were 3,998,027 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------

 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1999 and March 31, 2000                3

          Statements of Operations, Three Months
          Ended March 31, 1999 and March 31, 2000             4

          Statements of Cash Flows, Three Months
          Ended March 31, 1999 and March 31, 2000             5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

                            RADVA CORPORATION
                             Balance Sheets
                             (In Thousands)


                                                       March 31       December 31
                                                         2000            1999
                                                       --------         -------
                        ASSETS
Current assets:
   Cash .......................................        $    (75)        $    42
                                                       --------         -------
   Accounts and notes receivable ..............           2,361           2,645
   Other Accounts Receivable ..................             220             223
   Less allowance for doubtful accounts .......             141             126
                                                       --------         -------
   Net receivables ............................           2,440           2,742
                                                       --------         -------

  Inventories:
     Finished goods ...........................             428             544
     Work in process ..........................              27               5
     Raw materials and supplies ...............             571             270
                                                       --------         -------
     Total inventories ........................           1,026             819
                                                       --------         -------

   Prepaid expenses ...........................              42              48
   Other current assets .......................              45              41
                                                       --------         -------
         Total current assets .................           3,478           3,692
                                                       --------         -------

Property, plant & equipment, at cost ..........           9,328           9,166
   Less accumulated depreciation ..............           4,378           4,221
                                                       --------         -------
         Net property, plant & equip ..........           4,950           4,945
                                                       --------         -------

Investment in Thermasteel Corporation .........             262             262
Trademark manufacturing and
 marketing rights .............................             471             479
Note receivable-noncurrent ....................           2,372           2,334
Other assets ..................................             259             251
                                                       --------         -------
                                                       $ 11,792         $11,963
                                                       ========         =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt .....        $    680         $   670
   Notes payable ..............................           1,185             878
   Accounts payable ...........................             848             898
   Accrued expenses ...........................             215             213
                                                       --------         -------
           Total current liabilities ..........           2,928           2,659
                                                       --------         -------

Long-term debt, excluding current
   installments ...............................           3,906           4,069

Other Long-term debt ..........................              58              58
                                                       --------         -------

           Total liabilities ..................           6,892           6,786
                                                       --------         -------

Stockholders' equity:
   Common stock of $.01 par value .............
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027 ...............              40              40
   Additional paid-in capital .................           4,489           4,508
   Retained earnings ..........................             371             629
                                                       --------         -------

            Total stockholders' equity ........           4,900           5,177
                                                       --------         -------

                                                       $ 11,792         $11,963
                                                       ========         =======


See accompanying notes to financial statements

                                RADVA CORPORATION
                            Statements of Operations
                           Three Months Ended March 31
                      (In Thousands, except per share data)


                                           Three Months Ended
                                                March 31
                                         -----------------------
                                          2000             1999
                                          ----             ----
Manufacturing net revenues .........     $ 2,537          2,618
                                         -------         ------

Cost and expenses:
   Cost of sales ...................       2,176          1,885
   Shipping and selling ............         213            191
   General and administrative ......         323            335
   Research and development ........          --              2
                                         -------         ------
                                           2,712          2,413
                                         -------         ------


   Operating income ................        (175)           205
                                         -------         ------


Other income (deductions):
   Interest expense ................        (125)          (122)
   Other ...........................          42              5
                                         -------         ------
                                             (83)          (117)
                                         -------         ------


Earnings (loss) before income tax...        (258)            88

Income tax expense .................          --             --
                                         -------         ------

Net earnings (loss) ................     $  (258)            88
                                         =======         ======

Earnings (loss) per common share....     $  (.06)           .02
                                         =======         ======

                                RADVA CORPORATION
                            Statements of Cash Flows
                           Three Months Ended March 31
                                 (In Thousands)

                                                       2000           1999
                                                       ----           ----
Cash flows from operating activities:
   Net income (loss) ..........................        $(258)        $  88
                                                       -----         -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ............................          158           129
      Amortization ............................           11             3
     Change in assets and liabilities:
       Decrease (Increase) in net receivables .          302           132
       Decrease (Increase) in inventories .....         (207)          176
       Decrease (Increase) in prepaid expenses             6             6
       Increase in other current assets .......           (4)          (40)
       Increase in notes receivable-noncurrent           (38)           --
       Decrease (Increase) in other assets ....          (11)           61
       Increase (Decrease) in accounts payable           (50)          (27)
       Increase (Decrease) in accrued expenses             2            47
                                                       -----         -----
         Total adjustments ....................          169           487
                                                       -----         -----

         Net cash from operating activities ...          (89)          575
                                                       -----         -----

Increase (Decrease) in minority interest in
   consolidated subsidiary ....................           --           (95)

Cash flows from investing activities:
   Capital expenditures for equipment and other
     long-term assets .........................         (162)         (412)
   Purchase of Treasury stock .................          (20)          (12)
                                                       -----         -----

         Net cash from investing activities ...         (182)         (424)
                                                       -----         -----

Cash flows from financing activities:
   Proceeds from notes payable ................          307            --
   Principal payments on notes payable ........           --          (536)
   Proceeds from long-term debt ...............           --           407
   Principal payments under long-term debt ....         (153)         (165)
                                                       -----         -----

         Net cash from financing activities ...          154          (294)
                                                       -----         -----

Net increase (decrease) in cash ...............         (117)         (238)

Cash at January 1 .............................           42           246
                                                       -----         -----

Cash at March 31 ..............................        $ (75)        $   8
                                                       =====         =====



See accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 2000


(1) General

The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.


(2) Property, Plant and Equipment

         A summary of property, plant and equipment follows:

         Land and improvements.............................     $  184,395
         Buildings and improvements........................      3,123,731
         Machinery and equipment...........................      5,356,182
         Transportation equipment..........................        365,960
         Office equipment..................................        297,260
                                                                ----------

                                                                $9,327,528
                                                                ==========


(3) Accrued Expenses

         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................     $  145,424
         Other.............................................         69,724
                                                                ----------

                                                                $  215,148

(4)  Notes Payable

         Line of credit with commercial bank,
         $1,500,000 limit, interest variable
         (8.75% at March 31, 2000).........................     $1,185,204
                                                                ----------

                                                                $1,185,204
                                                                ==========

                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 2000

(5)  Long-term Debt


     A summary of long-term debt follows:


     Installment note payable due in aggregate
     monthly installments of $350, including
     interest, collateralized by equipment.                  $    4,812


     Installment notes payable with financing
     company, due in monthly installments of
     $16,404, including interest at 8.8%;
     collateralized by equipment                                336,229


     Installment note payable, due in monthly
     installments of $500, including interest at
     10.625%, collateralized by a deed of
     trust on certain real estate                                22,808


     Installment note payable, due in monthly
     installments of $428, including interest at
     8.5%; collateralized by equipment                            4,512


     Installment note payable to bank, due in
     monthly installments of $11,905, including
     interest at 8%, collateralized by equipment                713,787

     Installment note payable to bank, due in
     monthly installments of $4,762 including
     interest at prime, collateralized by equipment             268,027

     Installment note payable to bank, due in
     monthly installments of $5,556 beginning
     July 31, 2000, plus interest at prime.                     400,000

     Installment note payable to bank, due in monthly
     installments of $27,533, including interest
     at 7.75%; collateralized by real estate                  2,835,933
                                                             ----------


     Total long-term debt                                     4,586,108

     Less current installments of long-term debt                679,868
                                                             ----------

     Long-term debt, excluding current installments          $3,906,240
                                                             ==========

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations



Results of Operations

The Company incurred a $258,000 net loss in the first quarter of 2000 compared to a net profit of $88,000 in the first quarter of 1999. This profit reduction was primarily caused by a reduction in revenues of $81,000 and reduced margins as a response by the Company to competitive pressures in the industry. The profit reduction was mitigated by a doubling of profitable sales in a relatively new product line for the Company. The products which resulted in the greatest reduction in margins will be phased out in May, 2000 and be replaced by new products separately priced which management believes will result in greater revenues.

Cost of sales, as a percentage of manufacturing net revenues, increased from 72.0% in the first quarter of 1999 to 85.8% in the first quarter of 2000. This increase in the cost of sales percentage is the result of a combination of factors which include fixed cost being spread over reduced manufacturing revenues, rapidly rising prices for the Company's primary raw material, and increased utility and labor cost. In response to rising raw material prices, the Company has raised prices to its customers, however many of these price increases will only take effect in the second quarter of 2000.

Shipping and selling expense increased $22,000 and general and administrative expenses decreased $12,000. A change in customer mix was a factor in increased shipping expense.


Liquidity and Capital Resources

The Company has been profitable for the years 1991 through 1999. At March 31, 2000 the balance available on the Company's $1,500,000 line of credit was $314,796 and working capital was $519,000.


Year 2000 Issue

Most of Radva processes utilize the Windows 95 platform and can handle the Century 2000 date format presently without problems. We have upgraded our environment to Windows NT Server and Workstations. Our server for EDI is Century 2000 date format compliant and our Accounting Department, which currently uses a UNIX based system became Y2K compliant in May 1999 with the purchase and installation of new software and hardware.

PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings

          See item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1999.


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



May 12, 2000