Form 10-Q
period 2000-06-30
RADVA CORP
filed 2000-08-14
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

         For Quarter Ended                               Commission File
         June 30, 2000                                   Number  0-15464

                                RADVA CORPORATION
             (Exact name of registrant as specified in its charter)

              VIRGINIA                                    54-0715892
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

                   Yes    X              No
                       -------              -------


At August 7, 2000, there were 3,997,027 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX

                                                             Page
                                                            Number
                                                            ------

 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1999 and June 30, 2000                 3

          Statements of Operations, Three Months
          and Six Months Ended June 30, 1999 and
          June 30, 2000                                       4

          Statements of Cash Flows, Six Months
          Ended June 30, 1999 and June 30, 2000               5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

                               RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)



                                                   June 30        December 31
                ASSETS                               2000            1999
                                                 ------------     ----------
Current assets:
   Cash.....................................     $      (203)     $       42
                                                 ------------     ----------
   Accounts and notes receivable............           2,569           2,645
   Other accounts receivable................             212             223
   Less allowance for doubtful accounts.....             142             126
                                                 ------------     ----------
   Net receivables..........................           2,639           2,742
                                                 ------------     ----------

  Inventories:
     Finished goods.........................             402             544
     Work in process........................              34               5
     Raw materials and supplies.............             415             270
                                                 ------------      ---------
     Total inventories......................             851             819
                                                 ------------      ---------
   Prepaid expenses.........................              22              48
   Other current assets.....................              49              41
                                                 ------------      ---------
         Total current assets...............           3,358           3,692
                                                 ------------      ---------
Property, plant & equipment, at cost........           9,487           9,166
   Less accumulated depreciation............           4,536           4,221
                                                 ------------      ---------
         Net property, plant & equip........           4,951           4,945
                                                 ------------      ---------
Investment in Thermasteel Corporation.......             262             262
Trademark, manufacturing, and marketing
   rights...................................             465             479
Note receivable-noncurrent..................           2,411           2,334
Other assets................................             284             251
                                                 ------------      ---------
                                                 $    11,731       $  11,963
                                                 ============      =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt...     $       681       $     670
   Notes payable............................           1,247             878
   Accounts payable.........................           1,309             898
   Accrued expenses.........................             169             213
                                                 ------------      ---------
          Total current liabilities.........           3,406           2,659
                                                 ------------      ---------

Long-term debt, excluding current
   installments.............................           3,745           4,069
Other long-term debt........................              58              58
                                                 ------------      ---------
         Total Liabilities..................           7,209           6,786
                                                 ------------      ---------

Stockholders' equity:
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027.............              40              40
   Additional paid-in capital...............           4,489           4,508
   Retained earnings........................              (7)            629
                                                  -----------      ---------
            Total stockholders' equity......           4,522           5,177
                                                  -----------      ---------
                                                  $   11,731       $  11,963
                                                  ===========      =========


See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                    Three Months and Six Months Ended June 30
                      (In Thousands, except per share data)



                                         Three Months Ended             Six Months Ended
                                               June 30                       June 30
                                        ----------------------        ----------------------
                                         2000           1999           2000           1999
                                        -------        -------        -------        -------
Net Revenues:
   Manufacturing net revenues.......    $ 2,618          2,409          5,155          5,061
                                        -------        -------        -------        -------

Cost and expenses:
   Cost of sales ...................      2,361          1,827          4,537          3,746
   Shipping and selling ............        238            161            451            352
   General and administrative ......        341            337            664            672
   Research and development ........         --              3             --              5
                                        -------        -------        -------        -------
                                          2,940          2,328          5,652          4,775
                                        -------        -------        -------        -------
   Operating income (loss) .........       (322)            81           (497)           286
                                        -------        -------        -------        -------

Other income (deductions):
   Interest expense ................       (133)          (109)          (258)          (231)
   Interest income .................         38             --               76           --
   Other ...........................         40              8             44             13
                                        -------        -------        -------        -------
                                            (55)          (101)          (138)          (218)
                                        -------        -------        -------        -------
Earnings (loss) before income tax...       (377)           (20)          (635)            68
Income tax expense .................         --             --             --             --
                                        -------        -------        -------        -------
Net earnings (loss) ................       (377)           (20)          (635)            68
                                        =======        =======        =======        =======
Earnings (loss) per common share....       (.09)          (.00)          (.16)           .02
                                        =======        =======        =======        =======

                                RADVA CORPORATION
                            Statements of Cash Flows
                            Six Months Ended June 30
                                 (In Thousands)


                                                                2000             1999
                                                               -----            -----
Cash flows from operating activities:
   Net income....................................              $ (635)          $   68
                                                               ------           ------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation...............................                 315              272
      Amortization...............................                  22               18
      Loss (Gain) on sale of equipment...........                  --               --
    Change in assets and liabilities:
       Decrease (Increase) in net receivables....                 103              438
       Decrease (Increase) in inventories........                 (32)             169
       Decrease (Increase) in prepaid expenses...                  26               (5)
       Decrease (Increase) in other current
          assets.................................                  (8)             (51)
       Decrease (Increase) in other assets.......                (118)              44
       Increase (Decrease) in accounts payable...                 411             (332)
       Increase (Decrease) in accrued expenses...                 (44)             (23)
                                                               ------           ------
          Total adjustments......................                 675              530
                                                               ------           ------
         Net cash from operating activities......                  40              598
                                                               ------           ------
Increase in minority interest in consolidated
   subsidiary....................................                  --              (95)
                                                               ------           ------

Cash flows from investing activities:
   Purchase of Treasury Stock....................                 (19)             (13)
   Proceeds from sale of equipment...............                  --               --
   Capital expenditures for equipment and other
     long-term assets............................                (322)            (600)
                                                               ------           ------
         Net cash from investing activities......                (341)            (613)
                                                               ------           ------

Cash flows from financing activities:
   Proceeds from notes payable...................                 369
   Principal payments under notes payable........                  --             (124)
   Proceeds from long-term debt..................                  --              407
   Principal payments under long-term debt.......                (313)            (324)
                                                               ------           ------
         Net cash from financing activities......                  56              (41)
                                                               ------           ------
Net increase (decrease) in cash..................                (245)            (151)
Cash at January 1................................                  42              246
                                                               ------           ------
Cash at June 30..................................              $ (203)          $   95
                                                               ======           ======

See accompanying notes to financial statements.

                               RADVA CORPORATION
                         Notes to Financial Statements
                                 June 30, 2000


(1)  General

The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2)  Property, Plant and Equipment

     A summary of property, plant and equipment follows:

     Land and improvements.............................         $  173,013
     Buildings and improvements........................          3,124,431
     Machinery and equipment...........................          5,525,873
     Transportation equipment..........................            365,960
     Office equipment..................................            298,009
                                                                ----------
                                                                $9,487,286
                                                                ==========

(3)  Accrued Expenses

     Accrued expenses are comprised of the following:

     Payroll and employment benefits...................         $  146,654
     Other.............................................             22,839
                                                                ----------
                                                                $  169,493
                                                                ==========

(4)  Notes Payable

     Demand note, collateralized by certain
     accounts receivable and inventory,
     interest at prime plus .25%.......................        $ 1,247,204
                                                               -----------
                                                               $ 1,247,204
                                                               ===========

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 2000



(5)  Long-term Debt

         A summary of long-term debt follows:

         Installment note payable due in aggregate
         monthly installments of $350, including
         interest, collateralized by equipment.                  $    3,868


         Installment notes payable with financing
         company, due in monthly installments of
         $16,404, including interest at 8.8%;
         collateralized by equipment                                310,926


         Installment note payable, due in monthly
         installments of $500, including interest at
         10.625%, collateralized by a deed of
         trust on certain real estate                                21,906


         Installment note payable, due in monthly
         installments of $428, including interest at
         8.5%; collateralized by equipment                            3,315


         Installment note payable to bank, due in
         monthly installments of $11,905, including
         interest at 8%, collateralized by equipment                678,072

         Installment note payable to bank, due in
         monthly installments of $4,762 including
         interest at prime, collateralized by equipment             253,742

         Installment note payable to bank, due in
         monthly installments of $5,556 beginning
         July 31, 2000, plus interest at prime.                     400,000

         Installment note payable to bank, due in monthly
         installments of $27,533, including interest
         at 7.75%; collateralized by real estate                  2,753,333
                                                                 ----------

         Total long-term debt                                     4,425,162

         Less current installments of long-term debt                680,719
                                                                 ----------

         Long-term debt, excluding current installments          $3,744,443
                                                                 ==========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The Company incurred a $635,000 net loss in the six months ended June 30, 2000 compared to a $68,000 profit in the six months ended June 30, 1999. This profit reduction was primarily caused by reduced margins as a response by the Company to competitive pressures in the industry and by rapidly escalating prices of raw materials.

Cost of sales, as a percentage of manufacturing net revenues, increased from 74.0% for the six months ended June 30, 1999 to 88.0% for the six months ended June 30, 2000. This significant increase in cost as compared to revenues was a result in a lowering of prices in response to competitive pressures and to rapidly escalating prices of raw materials. Other factors contributing to the erosion of margins were increases in labor and utility cost of approximately 4.5% and 2.9%, respectively. Also as noted above, management expects margins to improve in the second half of the year.

Shipping and sales expenses, as a percentage of manufacturing net revenues, increased for 7.0% for the six months ended June 30, 1999 to 8.7% for the six months ended June 30, 2000. Factors contributing to this increase were rising labor costs and freight rates.

Results of Operations - Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

The Company incurred a $377,000 net loss in the three months ended June 30, 2000 compared to a $20,000 loss in the three months ended June 30, 1999. The primary causes of the reduction in profits were the same as was discussed previously when making six month comparisons. Again, management believes profit margins will be improved in the second half of 2000 as a result of phasing out of the product resulting in the greatest reduction in lower margins. Management is also taking a variety of other steps to reverse the recent losses such as raising prices, installing new more efficient machinery.

Liquidity and Capital Resources

The Company has been profitable for the years 1991 through 1999. At June 30, 2000 the balance available on the Company's $1,500,000 line of credit was $253,000.

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

August 8, 2000