Form 10-Q
period 2000-09-30
RADVA CORP
filed 2000-11-14
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                 ---------------


     For Quarter Ended                         Commission File
     September 30, 2000                        Number  0-15464

                                RADVA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       VIRGINIA                                              54-0715892
------------------------                              ----------------------
(State of Incorporation)                                   (IRS Employer
                                                      Identification Number)

                                 Drawer 2900 FSS
                             Radford, Virginia 24143
                    ----------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code  (703) 639-2458
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


At November 2, 2000, there were 3,998,027 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 1999 and September 30, 2000            3

          Statements of Operations, Three Months
          and Nine Months Ended September 30, 1999 and
          September 30, 2000                                  4

          Statements of Cash Flows, Nine Months
          Ended September 30, 1999 and September 30, 2000     5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

                            RADVA CORPORATION
                             Balance Sheets
                             (In Thousands)

                                                September 30     December 31
              ASSETS                                2000             1999
                                                ------------     -----------
Current assets:
   Cash ...................................      $   (157)        $     42
                                                 --------         --------
   Accounts and notes receivable ..........         2,327            2,645
   Other accounts receivable ..............           282              223
   Less allowance for doubtful accounts ...           157              126
                                                 --------         --------
   Net receivables ........................         2,452            2,742
                                                 --------         --------

  Inventories:
     Finished goods .......................           560              544
     Work in process ......................            17                5
     Raw materials and supplies ...........           324              270
                                                 --------         --------
     Total inventories ....................           901              819
                                                 --------         --------

   Prepaid expenses .......................            37               48
   Other current assets ...................            50               41
                                                 --------         --------
         Total current assets .............         3,283            3,692
                                                 --------         --------

Property, plant & equipment, at cost ......         9,667            9,166
   Less accumulated depreciation ..........         4,694            4,221
                                                 --------         --------
         Net property, plant & equip ......         4,973            4,945
                                                 --------         --------

Investment in Thermasteel Corporation .....           262              262
Trademark, manufacturing, and marketing
   rights .................................           458              479
Note receivable-noncurrent ................         2,449            2,334
Other assets ..............................           290              251
                                                 --------         --------
                                                 $ 11,715         $ 11,963
                                                 ========         ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt..      $    785         $    670
   Notes payable ..........................         1,317              878
   Accounts payable .......................         1,550              898
   Accrued expenses .......................           215              213
                                                 --------         --------
          Total current liabilities .......         3,867            2,659
                                                 --------         --------

Long-term debt, excluding current
   installments ...........................         3,602            4,069

Other long-term debt ......................            58               58
                                                 --------         --------
         Total Liabilities ................         7,527            6,786
                                                 --------         --------

Stockholders' equity:
   Common stock of $.01 par value,
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027 ...........            40               40
   Additional paid-in capital .............         4,489            4,508
   Retained earnings ......................          (341)             629
                                                 --------         --------

            Total stockholders' equity ....         4,188            5,177
                                                 --------         --------

                                                 $ 11,715         $ 11,963
                                                 ========         ========

See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                 Three Months and Nine Months Ended September 30
                      (In Thousands, except per share data)

                                                Three Months Ended           Nine Months Ended
                                                    September 30                September 30
                                                -------------------         -------------------
                                                  2000        1999           2000         1999
                                                  ----        ----           ----         ----
Net Revenues:
   Manufacturing net revenues ..............    $ 2,444       2,122           7,599       7,135
                                                -------     -------         -------     -------

Cost and expenses:
   Cost of sales ...........................      2,150       1,650           6,687       5,348
   Shipping and selling ....................        262         168             713         520
   General and administrative ..............        329         327             993         999
   Research and development ................         --           1              --           6
                                                -------     -------         -------     -------
                                                  2,741       2,146           8,393       6,873
                                                -------     -------         -------     -------


   Operating income (loss) .................       (297)        (24)           (794)        262
                                                -------     -------         -------     -------


Other income (deductions):
   Interest expense ........................       (145)       (120)           (403)       (351)
   Interest income .........................         98         132             174         132
   Other ...................................         10          20              54          33
                                                -------     -------         -------     -------
                                                    (37)         32            (175)       (186)
                                                -------     -------         -------     -------


Earnings (loss) before income tax...........       (334)          8            (969)         76

Income tax expense .........................         --          --              --          --
                                                -------     -------         -------     -------

Net earnings (loss) ........................       (334)          8            (969)         76
                                                =======     =======         =======     =======

Earnings (loss) per common share ...........       (.08)        .00            (.24)        .02
                                                =======     =======         =======     =======

                                RADVA CORPORATION
                            Statements of Cash Flows
                         Nine Months Ended September 30
                                 (In Thousands)

                                                                       2000           1999
                                                                     -------         -------
Cash flows from operating activities:
   Net income ...............................................        $  (969)        $    76
                                                                     -------         -------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ..........................................            473             422
      Amortization ..........................................             38              25
      Loss (Gain) on sale of equipment ......................             --             (20)
    Change in assets and liabilities:
       Decrease (Increase) in net receivables ...............            290             700
       Decrease (Increase) in inventories ...................            (82)            143
       Decrease (Increase) in prepaid expenses...............             11              (8)
       Decrease (Increase) in other current
          assets ............................................             (9)            (38)
       Decrease (Increase) in other assets ..................           (171)            (40)
       Increase (Decrease) in accounts payable ..............            652            (223)
       Increase (Decrease) in accrued expenses ..............              2            (130)
                                                                     -------         -------
        Total adjustments ...................................          1,204             831
                                                                     -------         -------

         Net cash from operating activities .................            235             907
                                                                     -------         -------

Increase in minority interest in consolidated
   subsidiary ...............................................             --             (95)
                                                                     -------         -------


Cash flows from investing activities:
   Purchase of Treasury Stock ...............................            (19)            (14)
   Proceeds from sale of equipment ..........................             --              33
   Capital expenditures for equipment and other
     long-term assets .......................................           (502)           (986)
                                                                     -------         -------

         Net cash from investing activities .................           (521)           (967)
                                                                     -------         -------

Cash flows from financing activities:
   Proceeds from notes payable ..............................            439             165
   Principal payments under notes payable ...................             --            (124)
   Proceeds from long-term debt .............................            150             407
   Principal payments under long-term debt ..................           (502)           (495)
                                                                     -------         -------

         Net cash from financing activities .................             87             (47)
                                                                     -------         -------

Net increase (decrease) in cash .............................           (199)           (202)

Cash at January 1 ...........................................             42             246
                                                                     -------         -------

Cash at June 30 .............................................        $  (157)        $    44
                                                                     =======         =======



See accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                               September 30, 2000


(1)  General


The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.



(2)  Property, Plant and Equipment


         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  166,242
         Buildings and improvements........................          3,124,848
         Machinery and equipment...........................          5,710,775
         Transportation equipment..........................            365,960
         Office equipment..................................            299,498
                                                                    ----------

                                                                    $9,667,323
                                                                    ==========


(3)  Accrued Expenses


         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  137,959
         Other.............................................             77,281
                                                                    ----------

                                                                    $  215,240
                                                                    ==========

(4)  Notes Payable

         Demand note, collateralized by certain
         accounts receivable and inventory,
         interest at prime plus .25%......................          $1,317,204
                                                                    ----------

                                                                    $1,317,204
                                                                    ==========

                                RADVA CORPORATION
                          Notes to Financial Statements
                               September 30, 2000

(5)  Long-term Debt


         A summary of long-term debt follows:


         Installment note payable due in aggregate
         monthly installments of $350, including
         interest, collateralized by equipment                    $    2,915


         Installment notes payable with financing company,
         due in monthly installments of $16,404, including
         interest at 8.8%; collateralized by equipment               285,158


         Installment note payable, due in monthly
         installments of $500, including interest at
         10.625%, collateralized by a deed of
         trust on certain real estate                                 20,980


         Installment note payable, due in monthly
         installments of $428, including interest at
         8.5%; collateralized by equipment                             2,094


         Installment note payable to manufacturer,
         due in quarterly installments of 23,100,
         including interest at 19.5%                                 134,227

         Installment note payable to bank, due in
         monthly installments of $11,905, including
         interest at 8%, collateralized by equipment                 642,357

         Installment note payable to bank, due in
         monthly installments of $4,762 including
         interest at prime, collateralized by equipment              239,456

         Installment note payable to bank, due in
         monthly installments of $5,556 beginning
         July 31, 2000, plus interest at prime                       388,889

         Installment note payable to bank, due in monthly
         installments of $27,533, including interest
         at 7.75%; collateralized by real estate                   2,670,733
                                                                  ----------


         Total long-term debt                                      4,386,809

         Less current installments of long-term debt                 785,103
                                                                  ----------

         Long-term debt, excluding current installments           $3,601,706
                                                                  ==========

Item 2 - Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

Results of Operations - Nine months Ended September 30, 2000
         Compared to Nine Months Ended September 30, 1999

The Company incurred a $969,000 net loss in the nine months ended September 30, 2000 compared to a $76,000 profit in the nine months ended September 30, 1999. This profit reduction was primarily caused by reduced margins as a response by the Company to competitive pressures in the industry and by rapidly escalating prices of raw materials, labor, and energy. Management believes that recently enacted price increases for the Company's products will result in improved margins in the last quarter of the year.

Cost of sales, as a percentage of manufacturing net revenues, increased from 75.0% for the nine months ended September 30, 1999 to 88.0% for the nine months ended September 30, 2000. As noted above, this significant increase in cost as compared to revenues was a result in a lowering of prices in response to competitive pressures and to rapidly escalating prices of raw materials. Other factors contributing to the erosion of margins were increases in labor and utility cost of approximately 4.3% and 3.1%, respectively. Also as noted above, management expects margins to improve in the last quarter of the year.

Shipping and sales expenses, as a percentage of manufacturing net revenues, increased from 7.3% for the nine months ended September 30, 1999 to 9.4% for the nine months ended September 30, 2000. A primary factor in this increase is attributed to a changing sales mix favoring customers to whom the Company sells on terms of FOB the customers factory. Other factors contributing to this increase were rising labor costs and freight rates.

Results of Operations - Three Months Ended September 30, 2000
         Compared to Three Months Ended September 30, 1999

The Company incurred a $334,000,000 net loss in the three months ended September 30, 2000 compared to a $8,000 profit in the three months ended September 30, 1999. The primary causes of the reduction in profits were the same as was discussed previously when making nine month comparisons. Again, management believes profit margins will be improved in the final quarter of 2000 as a result of recently enacted price increases for the Company's products.

Liquidity and Capital Resources

The Company has been profitable for the years 1991 through 1999. At September 30, 2000 the balance available on the Company's $1,500,000 line of credit was $183,000.

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


Item 6.   Exhibits and Reports on Form 8-K

          Not applicable.


                    Pursuant to the requirements of the Securities Exchange Act of 1934, this form 10-Q has been signed on behalf of the Registrant by its Assistant Secretary/Treasurer who is authorized to sign on behalf of the Registrant.


                                        RADVA CORPORATION


                                        /s/ William F. Fry
                                        -------------------------------
                                        William F. Fry
                                        Assistant Secretary/Treasurer



November 2, 2000