Form 10-K
period 2000-12-31
RADVA CORP
filed 2001-05-04
CIK 792984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
                                    Yes   X      No
                                        -----       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (par. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of May 1, 2001 (see ITEM 5 for explanation of calculation): $ 312,183
                                                               ---------

Number of shares of common stock outstanding as of May 1, 2001:  3,987,987

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant's proxy statement for its annual meeting of stockholders scheduled for June 28, 2001.

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

CLASS OF PRODUCT                           2000           1999          1998
----------------                           -----         -----         -----
PROTECTIVE PACKAGING AND
SIMILAR MATERIALS
   Protective packaging                    100.0%        100.0%         87.0%

THERMASTRUCTURE Building Panels
   License fees & machinery sales            0.0%          0.0%          2.8%
   Panel sales & related revenue             0.0%          0.0%         10.2%
                                           -----         -----         -----

                                           100.0%        100.0%        100.0%

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

When RADVA was incorporated in 1962, its primary production material was expanded polystyrene (EPS). EPS remains a significant base material because of its low cost and relatively low environmental impact. However, RADVA products also use a variety of other materials, depending upon the customer's need. Common materials include ARCEL(R), GECET(R) R-MER(R), EPP and EPE, PE and PU and thermoformed PVC and styrene.

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

RADVA employs more than 110 people, and serves as one of the country's largest three mid-Atlantic EPS recycling drop-off facilities.


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


PATENTS AND TRADEMARKS

The Company holds a patent for a new construction material which the Company plans to market in the future. The Company pursues a policy of filing for patents on any product development that it considers to be significant.

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

CUSTOMERS

The Company's protective packaging business has a broad base of customers; however, one customer accounted for approximately 31.8% of protective packaging revenues in 2000.

BACKLOG

The Company had approximately $1,236,318 in backlog orders for protective packaging products as of December 31, 2000, compared to backlog orders of approximately $1,201,807 as of December 31, 1999. Although the Company believes that such backlog orders are firm, the purchase orders for protective packaging products generally may be canceled without cause by the customer. The Company expects to fill all of these orders during 2001.

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

REGULATION

The Company is subject to state and federal laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act ("OSHA") and by the Environmental Protection Agency. The Company's manufacturing facilities are subject to compliance with comprehensive OSHA standards. The Company believes that its manufacturing facilities and processes are currently in compliance with OSHA and does not anticipate capital expenditures for environmental control facilities or for compliance with OSHA standards during 2001. The Company does not believe that its compliance with federal and state environmental regulations has had or will have a material effect on its capital expenditures, earnings, or competitive position.

EMPLOYEES

The Company employs approximately 110 persons. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The following table identifies and sets forth certain information about the executive officers of the Company

               Name             Age       Position and Year of Election
               ----             ---       -----------------------------
        Luther I. Dickens       68       Chief Executive Officer (1998)

        Stephen L. Dickens      43       President (1998)

        James M. Hylton         67       Secretary and Treasurer (1969)

        William F. Fry          61       Chief Financial Officer (1989)

        Michael R. Samples      48       Vice President, Manufacturing (1999)


ITEM 2.  PROPERTIES

REAL ESTATE

The real estate owned or leased by the Company and used in the Company's primary business operations is described below.

(1) The Company owns approximately 10 acres of land in Radford, Virginia, and a 71,000 square foot building located on the Radford property. The building includes approximately 5,000 square feet of office space and approximately 66,000 square feet of manufacturing space. The Radford property is subject to deeds of trust which had outstanding balances as of December 31, 2000 aggregating approximately $2,588,000.

(2) The Company owns approximately 7 acres of land in Portsmouth, Virginia, and a 74,000 square foot building located on the Portsmouth property. The building includes approximately 2,000 square feet of office space and approximately 42,000 square feet of manufacturing space. The Portsmouth property is subject to the same deed of trust referred to in (1) above which had an outstanding balance as of December 31, 2000 of approximately $2,588,000.

(3) The Company rents approximately 6,000 square feet of office space in Radford, Virginia, under a lease which requires monthly rental payments of $3,700. The property is rented to the Company by a partnership in which Mr. Dickens and Dr. Hylton have an interest.

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

                         2000                  1999                     1998
                         ----                  -----                    ----
                 High      Low            High        Low           High       Low
                 ----      ---            ----        ---           ----       ---
First
Quarter          17/32     3/8            1           3/4           1/2        7/16

Second
Quarter          15/32     1/4            1 3/16      3/4            1         1/2

Third
Quarter          7/16      3/16           15/16       1/2            1         5/8

Fourth
Quarter          5/8       3/16           3/4         3/8            1         3/8


The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. There was no established public trading market for the Common Stock before June 1986.

The aggregate market value of the voting stock held by non-affiliates of the Company as of May 1, 2001 shown on the facing page of this report was calculated as follows: the number of shares beneficially owned by the officers and directors of the Company as a group as of May 1, 2001 was subtracted from 3,987,987, the total number of shares outstanding on that date, and the resulting figure was multiplied by $.18, the average of the bid and asked prices of the Company's stock in the over-the-counter market on May 1, 2001. The foregoing calculation should not be deemed an admission that any of the officers or directors of the Company is an "affiliate" of the Company.

NUMBER OF STOCKHOLDERS

As of May 1, 2001, there were 281 record holders of the Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA


SELECTED STATEMENTS OF INCOME (LOSS) DATA:

                                                     Years Ended December 31,
                                 -----------------------------------------------------------------
                                 2000           1999           1998           1997           1996
                                 ----           ----           ----           ----           ----
                                    (Dollar amounts in thousands except per share data)
Net Revenues                   $ 10,077       $10,186       $13,173        $10,955          $9,720
Income (loss) before
  income taxes                  (1,076)           276         1,517            209              --
Net income (loss)               (1,076)           276         1,517            209              --
Net income (loss) per
  common share                    (.27)           .07           .37            .05              --


SELECTED BALANCE SHEET DATA:

                                                     Years Ended December 31,
                               -----------------------------------------------------------------
                               2000           1999           1998            1997           1996
                               ----           ----           ----            ----           ----
                                                 (Dollar amounts in thousands)
Working capital               $  (800)      $   974        $ 1,051        $  (679)        $1,871
Net property, plant,
  and equipment                 4,844         4,945          4,443          4,688          2,497
Total assets                   11,486        11,963         11,890         11,192          7,774
Long-term debt (including
  current maturities)           4,202         4,738          4,583          4,371          2,971
Stockholders' equity            4,076         5,177          4,886          3,388          3,180

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

The following table sets forth the percentage relationship that certain items in the statements of operations bear to the net revenues of the Company for each year during the five-year period ended December 31, 2000. Additional financial information as to the Company's three industry segments is set forth in note 14 to the financial statements.


                                                                       Year Ended December 31
                                               ---------------------------------------------------------------------
                                                 2000            1999            1998           1997           1996
                                                 ----            ----            ----           ----           ----
Manufacturing net revenues                       100.0%          100.0%          90.1%          93.7%          97.1%
Licensing & related
   machinery sales                                 0.0%            0.0%           9.9%           6.3%           2.9%
                                                 -----           -----          -----          -----          -----
   Net revenues                                  100.0%          100.0%         100.0%         100.0%         100.0%
                                                 -----           -----          -----          -----          -----
Cost and expense:
Cost of sales                                     86.4%           74.8%          66.3%          74.1%          75.1%
Shipping and sales                                 9.2%            7.4%           6.8%           7.7%           8.2%
General and administrative                        12.8%           12.6%          12.1%          12.7%          12.9%
Research and development                           0.0%             0.0%          0.2%           0.9%             0.%
                                                 -----           -----          -----          -----          -----
                                                 108.4%           94.8%          85.4%          95.4%          96.7%
                                                 -----           -----          -----          -----          -----

     Operating income (loss)                      (8.4)%           5.2%          14.6%           4.6%           3.3%
                                                 -----           -----          -----          -----          -----

Other income (deductions)
   Interest expense                               (5.2%)          (4.5%)         (3.6%)         (3.9%)         (3.3%)
   Interest income                                 2.2%            1.7%           0.3%           0.3%           0.0%
   Other                                            .3%            0.1%           0.0%           0.0%           0.0%
                                                 -----           -----          -----          -----          -----
                                                  (2.7%)          (2.7%)         (3.3%)         (3.6%)         (3.3%)
                                                 -----           -----          -----          -----          -----
Income (loss) before income
   taxes and minority interest
   in subsidiary                                 (10.7)%           2.7%          11.5%           1.6%           0.0%
Income tax expense                                 0.0%            0.0%           0.0%           0.0%           0.0%
                                                 -----           -----          -----          -----          -----

Income (loss) before minority
   interest in net loss of
   subsidiary                                    (10.7)%           2.7%          11.5%           1.6%           0.0%
Minority interest in net
   loss of subsidiary                              0.0%            0.0%           0.0%           0.3%           0.0%
                                                 -----           -----          -----          -----          -----

Net income (loss)                                (10.7)%           2.7%          11.5%           1.9%           0.0%
                                                 =====           =====          =====          =====          =====

2000 COMPARED TO 1999

The Company incurred an operating loss in 2000 of $851,922 compared to operating income of $528,924 in 1999. This reduction in operating income was a result of a margin squeeze resulting from competitive pressures and rapidly rising manufacturing costs.

The cost of expandable polystyrene (EPS) has cycles of ups and downs, but there was an unusually fast rise in EPS cost during the first half of year 2000. Interest and depreciation cost increased, partly as a result of our having expanded capacity in 1999 to accommodate anticipated growth. Also, labor rates increased due to a shortage of workers and the price of natural gas, which is one of our major manufacturing cost, escalated rapidly.

Cost of sales and shipping and selling expenses increased, as a percentage of manufacturing net revenues, by 11.6% and 1.8%, respectively. These increases were primarily a result of the margin squeeze discussed above.

1999 COMPARED TO 1998

The Company's operating income decreased $1,394,000 from $1,922,000 in 1998 to $528,000 in 1999. This decrease was the result of decreased manufacturing net revenues of $1,683,000 and the inclusion in 1998 operating income of a sale of the Company's THERMASTRUCTURE panel manufacturing and licensing rights, including equipment, at a profit of approximately $807,000.

Revenues were lower in 1999 as compared to 1998 by $877,000 and $741,000 in the Company's Radford and Portsmouth, Virginia plants, respectively. Also contributing to the reduction of manufacturing revenues was the absence of approximately $411,000 revenues from the Company's THERMASTRUCTURE operations sold in 1998. These reductions were partly offset by increased revenues from the Company's Corporate Sales Division of $723,000.

Cost of sales, as a percent of manufacturing net revenues, was 74.8% in 1999 as compared to 73.6% in 1998. Among the many factors contributing to this 1.2% increase in costs were rising material prices and a changing sales mix.

Shipping and selling expenses, as a percent of manufacturing net revenues held fairly constant from the prior year, decreasing .1% from 7.5% in 1998 to 7.4% in 1999. General and administration expenses were down in 1999 as compared to 1998 by $308,405 or .8% of manufacturing net revenues. This reduction was primarily the result of the sale the THERMASTRUCTURE operations in 1998 and reduced management bonuses on reduced income.

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


LIQUIDITY AND CAPITAL RESOURCES

A major refinancing of the Company was accomplished in 1998 under more favorable terms. The new financing resulted in a $500,000 increase in the Company's operating line to $1,500,000. At year-end, the balance available on this line of credit was $188,883 however the Company had a negative net working capital of $799,592. The Company was not in compliance with certain financial and reporting requirements of the line of credit agreement as of December 31, 2000; however, waivers from the bank were granted until June 1, 2001. The Company is pursuing new sources of bank and equity financing.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

                                                                                 Page
                                                                                 ----
Independent Auditors' Reports..............................................      13

Balance Sheets as of December 31, 2000 and 1999............................      14-15

Statements of Operations for the Years Ended
   December 31, 2000, 1999, and 1998.......................................      16

Statements of Stockholders' Equity for the Years
   Ended December 31, 2000, 1999, and 1998.................................      17

Statements of Cash Flows for the Years
   Ended December 31, 2000, 1999, and 1998.................................      18-19

Notes to Financial Statements as of December 31,
   2000, 1999, and 1998....................................................      20-31



INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule V  - Property, Plant and Equipment................................      32

Schedule VI - Accumulated Depreciation and
   Amortization of Property, Plant, and Equipment..........................      33

Schedule VIII - Valuation and Qualifying Accounts..........................      34

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
RADVA Corporation

We have audited the consolidated financial statements and the consolidated financial statement schedules of RADVA Corporation and subsidiary as of and for the years ended December 31, 2000 and 1999 as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RADVA Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2000 and 1999 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying financial statements and the financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company's significant operating loss raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Galax, Virginia
February 6, 2001

                        RADVA CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                    2000               1999
                                                                 -----------        -----------
                 ASSETS
Current assets:
   Cash and cash equivalents (Notes 2 and 3)                     $    11,048        $    41,812
                                                                 -----------        -----------

   Accounts and notes receivable (Notes 7 and 8)                   2,076,326          2,644,977
   Receivable - other (Notes 3 and 15)                               233,896            222,512
   Less allowance for doubtful accounts                               83,574            125,932
                                                                 -----------        -----------
         Net receivables                                           2,226,648          2,741,557
                                                                 -----------        -----------

   Inventories (Notes 7 and 8):
     Finished goods                                                  614,335            544,035
     Work-in-process                                                   3,333              5,121
     Raw materials and supplies                                      246,056            270,295
                                                                 -----------        -----------
         Total inventories                                           863,724            819,451
                                                                 -----------        -----------

   Prepaid expenses                                                  100,177             48,111
   Other current assets                                                   --             40,784
                                                                 -----------        -----------

         Total current assets                                      3,201,597          3,691,715
                                                                 -----------        -----------

Property, plant and equipment, at cost (Notes 5, 7 and 8)          9,724,483          9,166,099
Less accumulated depreciation and amortization                     4,880,072          4,220,646
                                                                 -----------        -----------
         Net property, plant and equipment                         4,844,411          4,945,453
                                                                 -----------        -----------

Other assets, at cost, less accumulated amortization:
   Investment in Thermasteel (Note 15)                               261,925            261,925
   Trademark, marketing and manufacturing rights                     450,669            478,497
   Note receivable - long-term                                     2,432,349          2,334,290
   Other (Note 16)                                                   295,296            251,151
                                                                 -----------        -----------
                                                                   3,440,239          3,325,863
                                                                 -----------        -----------
                                                                 $11,486,247        $11,963,031
                                                                 ===========        ===========

                                                                      continued

                        RADVA CORPORATION AND SUBSIDIARY

                                                                     2000                 1999
                                                                 ------------         ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt (Notes 3 and 8)        $    792,663         $    669,950
   Notes payable (Note 7)                                           1,311,117              878,204
   Accounts payable                                                 1,615,356              898,305
   Accrued expenses (Note 6)                                          282,053              271,024
                                                                 ------------         ------------

         Total current liabilities                                  4,001,189            2,717,483
                                                                 ------------         ------------

Long-term debt, excluding current installments
   (Notes 3 and 8)                                                  3,409,007            4,068,357
                                                                 ------------         ------------

         Total liabilities                                          7,410,196            6,785,840
                                                                 ------------         ------------

Commitments, contingencies and other matters
   (Notes 8, 12, 15, 16 and 17)

Stockholders' equity:
   Common stock, par value $.01 per share; authorized
     10,000,000 shares; issued 3,987,987 and 4,047,227
     shares in 2000 and 1999                                           39,880               40,473
   Additional paid-in capital                                       4,483,506            4,508,141
   Retained earnings (deficit)                                       (447,335)             628,577
                                                                 ------------         ------------

         Total stockholders' equity                                 4,076,051            5,177,191
                                                                 ------------         ------------
                                                                 $ 11,486,247         $ 11,963,031
                                                                 ============         ============

See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000                1999                  1998
                                                            ------------         ------------         ------------
Net revenues:
   Manufacturing net revenues                               $ 10,076,832         $ 10,185,809         $ 11,868,780
   Licensing and related machinery sales (Note 15)                    --                   --            1,303,971
                                                            ------------         ------------         ------------
                                                              10,076,832           10,185,809           13,172,751
                                                            ------------         ------------         ------------

Costs and expenses:
   Cost of sales                                               8,705,360            7,615,767            8,731,761
   Shipping and selling expenses                                 930,941              749,242              894,938
   General and administrative expenses                         1,292,453            1,288,645            1,597,050
   Research and development expenses                                  --                3,861               27,119
                                                            ------------         ------------         ------------
                                                              10,928,754            9,657,515           11,250,868
                                                            ------------         ------------         ------------

         Operating income                                       (851,922)             528,294            1,921,883
                                                            ------------         ------------         ------------

Other income (expense):
   Interest expense                                             (529,135)            (461,236)            (484,211)
   Interest income                                               226,175              169,341               44,105
   Other                                                          26,743               16,200                4,200
                                                            ------------         ------------         ------------
                                                                (276,217)            (275,695)            (435,906)
                                                            ------------         ------------         ------------

                                                              (1,128,139)             252,599            1,485,977
                                                            ------------         ------------         ------------
Gain (loss) on sale of assets:
   Equipment                                                      (2,000)              23,653                   --
   Real estate                                                    54,227                   --               32,857
                                                            ------------         ------------         ------------
                                                                  52,227               23,653               32,857
                                                            ------------         ------------         ------------

Minority interest in net (income) loss of subsidiary                  --                   --               (1,927)
                                                            ------------         ------------         ------------

Income before income taxes                                    (1,075,912)             276,252            1,516,907

Provision for income taxes (Note 9)                                   --                   --                   --
                                                            ------------         ------------         ------------

         Net income                                         $ (1,075,912)        $    276,252         $  1,516,907
                                                            ============         ============         ============

Income per common share (Note 18):
         Basic                                              $       (.27)        $        .07         $        .37
                                                            ============         ============         ============
         Diluted                                            $       (.27)        $        .07         $        N/A
                                                            ============         ============         ============

Weighted average number of shares outstanding:
         Basic                                                 4,005,360            4,059,352            4,091,560
         Diluted                                               4,005,360            4,059,352                  N/A

See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                    ADDITIONAL            RETAINED            TOTAL
                                     COMMON          PAID-IN            EARNINGS           STOCKHOLDERS'
                                     STOCK           CAPITAL            (DEFICIT)             EQUITY
                                    -------         ----------         -----------         -----------
Balance at December 31, 1997        $41,047         $4,511,939         $(1,164,582)        $ 3,388,404
Treasury stock                         (190)           (18,810)                 --             (19,000)
Net income                               --                 --           1,516,907           1,516,907
                                    -------         ----------         -----------         -----------

Balance at December 31, 1998         40,857          4,493,129             352,325           4,886,311
Treasury stock                         (384)           (36,492)                 --             (36,876)
Purchase of subsidiary                   --             51,504                  --              51,504
Net income                               --                 --             276,252             276,252
                                    -------         ----------         -----------         -----------

Balance at December 31, 1999         40,473          4,508,141             628,577           5,177,191
Treasury stock                         (593)           (24,635)                 --             (25,228)
Net income                               --                 --          (1,075,912)         (1,075,912)
                                    -------         ----------         -----------         -----------

Balance at December 31, 2000        $39,880         $4,483,506         $  (447,335)        $ 4,076,051
                                    =======         ==========         ===========         ===========

See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                   2000                1999                1998
                                                                                -----------         -----------         -----------
Cash flows from operating activities:
   Net income                                                                   $(1,075,912)        $   276,252         $ 1,516,907

   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Depreciation                                                                 670,003             596,566             480,341
       Amortization                                                                  46,875              41,721             137,904
       Allowance for doubtful accounts                                              (42,358)             12,792               6,717
       (Gain) loss on sale of assets                                                (52,227)            (23,653)            (32,857)
       (Gain) loss on sale of assets included in
         operating revenues                                                              --                  --            (806,796)
       Minority interest in net income (loss) of
         consolidated subsidiaries                                                       --                  --               1,927
       Changes in assets and liabilities:
         Decrease (increase) in accounts and notes receivable                       568,651            (295,091)           (923,779)
         Decrease (increase) in receivable - other                                  (11,384)            259,377            (152,469)
         Decrease (increase) in inventories                                         (44,273)            113,269             352,189
         Decrease (increase) in prepaid expenses                                    (52,066)            (12,979)             70,975
         Decrease (increase) in other current assets                                 40,784              (1,646)             (8,900)
         Decrease (increase) in note receivable - noncurrent                        (98,059)            147,674          (2,160,051)
         Increase in investment in Thermasteel Corp.                                     --                  --            (261,925)
         Decrease in Radoslav Joint Venture                                              --                  --             336,103
         Decrease (increase) in trademark                                                --                  --             847,803
         Decrease (increase) in other assets                                        (63,192)            (40,043)          1,255,737
         Increase in cash overdraft                                                 105,913                  --                  --
         Increase (decrease) in accounts payable                                    717,051            (166,092)         (1,086,791)
         Increase (decrease) in accrued expenses                                     11,029            (137,157)           (171,672)
         Net effect of sale of assets to Thermasteel Corp.                               --                  --             379,487
                                                                                -----------         -----------         -----------

           Net cash provided by (used in) operating activities                      720,835             770,990            (219,150)
                                                                                -----------         -----------         -----------

Cash flows from investing activities:
   Proceeds from sale of assets                                                      69,776              23,653           1,835,000
   Company manufactured equipment and buildings                                          --                  --             (15,995)
   Capital expenditures on equipment                                               (586,510)         (1,099,022)         (1,910,112)
   Purchase minority interest in subsidiary                                              --             (42,813)                 --
                                                                                -----------         -----------         -----------

           Net cash used in investing activities                                   (516,734)         (1,118,182)            (91,107)
                                                                                -----------         -----------         -----------



                                                                      continued

                        RADVA CORPORATION AND SUBSIDIARY

                                                               2000             1999               1998
                                                            ---------         ---------         -----------
Cash flows from financing activities:
   Net proceeds (payments) on notes payable                   327,000            24,000             285,092
   Proceeds from issuance of long-term debt                   170,990           806,904           4,684,284
   Principal payments under long-term debt                   (707,627)         (651,404)         (4,472,702)
   Purchase of Treasury stock                                 (25,228)          (36,876)            (19,000)
                                                            ---------         ---------         -----------

           Net cash provided by financing activities         (234,865)          142,624             477,674
                                                            ---------         ---------         -----------

Net increase (decrease) in cash                             $ (30,764)        $(204,568)        $   167,417

Cash and cash equivalents at beginning of year                 41,812           246,380              78,963
                                                            ---------         ---------         -----------

Cash and cash equivalents at end of year                    $  11,048         $  41,812         $   246,380
                                                            =========         =========         ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                   $ 525,600         $ 465,086         $   505,215
                                                            =========         =========         ===========

   Cash paid during the year for income taxes               $   8,370         $   4,407         $        --
                                                            =========         =========         ===========

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

                        RADVA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets

Included in other assets are patents, loan costs and marketing and manufacturing rights, which are amortized over their respective estimated lives, and trademark rights, which are amortized over 12 years. Accumulated amortization was $1,382,636 and $1,335,761 as of December 31, 2000 and 1999, respectively.

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

Reclassification

Certain reclassifications have been made to prior years' financial statements to place them on a comparable basis with the current year.

NOTE 2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                       2000        1999       1998
                                                      -------    -------    --------
Petty cash and non-interest bearing accounts          $11,048    $41,812    $246,380
                                                      =======    =======    ========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt:

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

The estimated fair values of the Company's financial instruments as of December 31, 2000 are as follows:

                                                                                    2000
                                                                      ----------------------------
                                                                      Carrying Amount   Fair Value
                                                                      ---------------   ----------

Cash and cash equivalents                                                 $   11,048    $   11,048
Receivable - other                                                           233,896       233,896
Long-term debt                                                             4,201,670     4,213,013

NOTE 4.  RECEIVABLES

Information about impaired receivables as of and for the years ended December 31, 2000 and 1999 is as follows:

                                                                             2000          1999
                                                                          ----------    ----------
   Receivables for which there is a related
     allowance for bad debts                                              $   48,000    $   48,000
   Receivables for which there is no related
     allowance for bad debts                                                      --            --
                                                                          ----------    ----------
       Total impaired receivables                                         $   48,000    $   48,000
                                                                          ==========    ==========
   Related allowance for possible bad debts                               $   24,000    $   12,000
                                                                          ==========    ==========
   Average balance (based on beginning and
     ending of year)                                                      $   48,000    $   48,000
                                                                          ==========    ==========

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:
                                                                             2000          1999

       Land and improvements                                              $  171,846    $  184,395
       Buildings and improvements                                          3,120,520     3,111,953
       Machinery and equipment                                             5,758,819     5,213,965
       Transportation equipment                                              372,129       365,960
       Office equipment                                                      301,169       289,826
                                                                          ----------    ----------
                                                                          $9,724,483    $9,166,099
                                                                          ==========    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  ACCRUED EXPENSES

Accrued expenses are composed of the following:

                                                                                           2000              1999
                                                                                        ----------        ----------
          Payroll and employee benefits                                                 $  203,723        $  203,587
          Interest                                                                           4,851             1,316
          Customer deposits                                                                    794               794
          Insurance                                                                             --            36,482
          Other                                                                             72,685            28,845
                                                                                        ----------        ----------
                                                                                        $  282,053        $  271,024
                                                                                        ==========        ==========

NOTE 7.  NOTES PAYABLE

A summary of notes payable follows:

                                                                                           2000              1999
                                                                                        ----------        ----------
       Line of credit with commercial bank, $1,500,000
       limit, interest at prime (9.5% at December 31, 2000)                             $1,311,117        $  878,204
                                                                                        ==========        ==========

The Company was not in compliance with certain financial and reporting requirements of the line of credit agreement as of December 31, 2000; however, waivers from the bank were granted until June 1, 2001

NOTE 8.  LONG-TERM DEBT

A summary of long-term debt follows:

                                                                                           2000              1999
                                                                                        ----------        ----------
   Installment note payable due in monthly installments of $329,
   including interest, with various at 3.9%; collateralized by equipment                $    1,953        $    5,746

   Installment notes payable with financing company, due in monthly installments of $16,404, including interest at 7.295%; collateralized
   by equipment                                                                            258,918           352,844

   Installment note payable, due in monthly installments of $500, including interest at 10.625%; collateralized by a deed of trust on
   certain real estate                                                                      20,029            23,687

   Installment note payable, due in monthly installments of $428,
   including interest at 8.5%; collateralized by equipment                                     846             5,682

   Installment note payable to bank, due in monthly installments of $11,905, including interest at prime (9.5% at December 31, 1999);
   collateralized by equipment.(*)                                                         606,642           749,502

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           2000              1999
                                                                                        ----------        ----------
   Installment note payable to bank, due in monthly installments of $27,533, including interest at prime (9.5% at December 31, 1999);
   collateralized by real estate.(*)                                                     2,588,133         2,918,533

   Installment note payable to bank, due in monthly installments of $4,762, including interest at prime (9.5% at December 31, 1999);
   collateralized by equipment.(*)                                                         220,535           282,313

   Installment note payable to bank, due in monthly installments of $5,556, including interest at prime (9.5% at December 31, 1999);
   collateralized by equipment.(*)                                                         366,667           400,000

   Installment note payable, due in monthly installments of $23,100,
   including interest at 19.5%; collateralized by equipment                                117,683                --

   Installment note payable to bank, due in monthly installments of
   $527, including interest at 9.5%; collateralized by equipment                            20,264                --
                                                                                        ----------        ----------

         Total long-term debt                                                            4,201,670         4,738,307

   Less current installments of long-term debt                                             792,663           669,950
                                                                                        ----------        ----------

         Long-term debt, excluding current installments                                 $3,409,007        $4,068,357
                                                                                        ==========        ==========



Substantially all real property, equipment, accounts receivable and inventory are pledged as collateral on various debt instruments.

The Company was not in compliance with certain financial and reporting requirements of certain notes payable to bank, indicated above by (*), as of December 31, 2000; however, waivers from the bank were granted until June 1, 2001.

The aggregate principal maturities of long-term debt during each of the five years subsequent to December 31, 2000 follows:

         Years Ended December 31,

               2001                                 $  792,663
               2002                                    769,498
               2003                                    636,989
               2004                                    600,386
               2005                                    432,673
               Thereafter                              969,461
                                                    ----------
                                                    $4,201,670

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAX MATTERS

Net deferred tax assets and liabilities consist of the following components as of December 31, 2000 and 1999:

                                              2000            1999
                                            --------        --------
Deferred tax assets:
  Bad debt allowance                        $ 31,758        $ 47,854
  Accrued expenses                            27,495          25,505
  Bonuses                                      2,193           5,798
  Inventory allowance                         15,258          15,241
  Contributions carryover                      8,175              --
  Loss carryforward                          884,286         330,179
  Investment tax credit carryforward              --          48,084
  Minimum tax credit carryforward             24,285          20,073
                                            --------        --------
                                             993,450         492,734
  Less valuation allowance                   688,433         198,785
                                            --------        --------
                                            $305,017        $293,949
                                            ========        ========
Deferred tax liabilities:
  Property and equipment                    $305,017        $293,949
                                            ========        ========
                                            $     --        $     --
                                            ========        ========

As noted, the deferred tax assets equal the deferred tax liabilities resulting in no effect on the income statement or stockholders' equity for the year.

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2000, 1999 and 1998 due to the following:

                                                                2000             1999               1998
                                                             ---------         ---------         ---------
Computed "expected" tax benefit                              $      --         $  90,988         $ 515,748
Non-deductible expenses                                            150            18,090            21,562
State income taxes, net of federal income tax benefit               --            13,047            52,250
Benefit of operating loss carryforward                            (150)         (122,125)         (500,863)
Other                                                               --                --           (88,697)
                                                             ---------         ---------         ---------
                                                             $      --         $      --         $      --
                                                             =========         =========         =========

NOTE 10.  RETIREMENT PLANS

The Company has a profit sharing plan (the Plan) which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to its profit sharing plan are at Company's discretion. The Plan is a qualified plan under applicable sections of the Internal Revenue Code. Profit sharing expense for the period ended December 31, 2000, 1999 and 1998 was $ -0-.

The Company adopted a 401K retirement plan during 1998 which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to the plan are made at a rate of 25% of each employee's contribution up to a maximum of 4% of each employee's earnings for the year. The plan is a qualified plan under applicable sections of the Internal Revenue Code. Company contributions for the year ended December 31, 2000 and 1999 was $15,782 and $18,618, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 12.  OPERATING LEASES

The Company leases certain of its manufacturing and office facilities and equipment. Rental expense for the years ended December 31, 2000, 1999 and 1998 was $155,698, $160,130, and $180,771, respectively. All leases have expired; however, the Company continues to lease these facilities under the previous lease schedules for $4,685 per month.


NOTE 13.  MAJOR CUSTOMER AND SUPPLIER

The percentage of net revenue attributable to the Company's major customers (exceeding 10% of total revenues) is 31.8% for 2000, 33.3% for 1999, and 13.0% for 1998.

The percentage of cost of sales attributable to the Company's major suppliers (exceeding 10% of total cost of sales) is 31.1% for 2000 and 38.1% for 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INDUSTRY SEGMENTS

The Company considers its operations to include principally three industry segments; (1) manufacture of protective packaging and similar materials, (2) manufacture of THERMASTRUCTURE building products, and (3) licensing and related machinery sales. Summary data for 2000, 1999, and 1998 is as follows:

                                                            2000                1999                1998
                                                         -----------         -----------         -----------
Net revenues:
   Protective packaging and similar material             $10,076,832         $10,185,809         $11,458,112
   THERMASTRUCTURE products and similar materials                 --                  --           1,340,631
   Licensing and related machinery sales                          --                  --             374,008
                                                         -----------         -----------         -----------

   Revenue                                               $10,076,832         $10,185,809         $13,172,751
                                                         ===========         ===========         ===========

Operating income (loss):
  Protective packaging and similar materials             $ 1,371,472         $ 2,618,517         $ 3,799,524
  THERMASTRUCTURE products and similar materials                  --             (48,475)            576,879
  Licensing and related machinery sales                           --                  --              64,587
                                                         -----------         -----------         -----------
          Segment operating income                         1,371,472           2,570,042           4,440,990

          General corporate expense                        2,223,394           2,041,748           2,519,107
                                                         -----------         -----------         -----------
          Operating profit (loss)                        $  (851,922)        $   528,294         $ 1,921,883
                                                         ===========         ===========         ===========

Capital expenditures:
   Protective packaging and similar materials            $   575,167         $ 1,071,927         $ 1,815,983
   THERMASTRUCTURE products - U.S. operations                     --              63,697
   General corporate                                          11,343              27,095              46,427
                                                         -----------         -----------         -----------

          Capital expenditures                           $   586,510         $ 1,099,022         $ 1,926,107
                                                         ===========         ===========         ===========

Depreciation and amortization:
   Protective packaging and similar materials            $   639,776         $   566,695         $   547,091
   THERMASTRUCTURE products                                   40,850              35,696              45,217
   General corporate                                          36,252              35,896              25,937
                                                         -----------         -----------         -----------

          Depreciation and amortization                  $   716,878         $   638,287         $   618,245
                                                         ===========         ===========         ===========

Identifiable assets at December 31:
   Protective packaging and similar materials            $ 5,736,271         $ 5,815,823         $ 5,361,044
   THERMASTRUCTURE products                                3,979,341           3,827,588           1,577,933
   Licensing and related machinery sales                      63,715              63,715              63,515
   General corporate                                       1,706,920           2,255,905           4,887,724
                                                         -----------         -----------         -----------

          Assets                                         $11,486,247         $11,963,031         $11,890,216
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

NOTE 16.  OTHER ASSETS - OTHER

Other assets - other consist of the following:

                                       2000            1999            1998
                                     --------        --------        --------
       Deposits                      $ 15,600        $ 15,600        $ 15,600
       Loan costs                      45,371          51,395          57,420
       Patent costs                    42,343          42,343          42,343
       Investment in Pereslav          55,000          55,000          55,000
       Material rights                136,835          86,666          54,638
       Other                              147             147              --
                                     --------        --------        --------
                                     $295,296        $251,151        $225,001
                                     ========        ========        ========

NOTE 17.  CONTINGENCIES

Debt assumption:

On April 1, 1997 Company reacquired certain real estate of Thermastructure, Ltd. by assuming obligations owed to the Industrial Development Authority (IDA) amounting to $775,818.

As of December 31, 2000 Company remains primarily liable on debt assumed as part of transfer of certain real estate. Outstanding balance on this debt amounted to $582,083 as of December 31, 2000.

Going concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements the Company had a significant loss for the year amounting to $1,075,912. At December 31, 2000 the Company had an accumulated deficit of $447,335. The company has a negative net working capital of $799,592. These conditions create an uncertainty as to the Company's ability to continue as a going concern. Management has taken certain steps to increase revenue and reduce operating expenses to help restore profitability. The ability of the Company to continue as a going concern is dependent upon the success of these actions. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Options held to purchase 400,000 common shares at $.81 were not dilutive and were outstanding at December 31, 2000 and 1999. These shares are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares. Diluted earnings per share was calculated as follows:

                                                     2000                 1999
                                                  -----------         -----------
Net income to common stockholders                 $(1,075,912)        $   272,252
                                                  ===========         ===========

Weighted average common shares outstanding          4,005,360           4,059,352

Share equivalents, due to stock options                    --                  --
                                                  -----------         -----------
                                                    4,005,360           4,059,352
                                                  ===========         ===========

Net income per share-diluted                      $      (.27)        $       .07
                                                  ===========         ===========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's Stock Option Plans as of December 31, 2000, and the changes during the year is presented below:

                                FIXED OPTIONS                            SHARES          WEIGHTED-AVERAGE EXERCISE PRICE
                                -------------                            ------          -------------------------------
           January 1, 2000                                               400,000                        $.81
           Granted                                                            --                          --
           Exercised                                                          --                          --
           Forfeited                                                          --                          --
                                                                         -------
           December 31, 2000                                             400,000                        $.81
                                                                         =======

           Exercisable at December 31, 2000                              400,000                        $.81

           Options available for grant at December 31, 2000              100,000                        $.81

The range of option prices for options outstanding as of December 31, 2000, was $.81 with a weighted average remaining contractual life of approximately 8 years.

If the Company had used the fair value based method of accounting for its Employee Stock Option Plan, as prescribed by Statements of Financial Accounting Standards No. 123, compensation cost in net income for the year ended December 31, 2000 would have increased by $324,000, resulting in net loss of $(1,399,912), net of tax. The basic and diluted earnings per share would have been $(.32).

The fair value of each option grant of $.81 is estimated on the date of grant using the exercise price since fair value could not be reasonably estimated at grant date.

NOTE 20.  STOCK REPURCHASE PLAN

Board of Directors has authorized the Company to repurchase up to 200,000 shares of the Company's common stock. The Company purchased 59,240 shares for approximately $25,000, increasing the total number of shares purchased pursuant to the Stock Repurchase Plan to 116,740 shares.

NOTE 21.  LIQUIDATION OF SUBSIDIARY

During 1999, RADVA Corporation (the Company) acquired the minority interest of Thermastructure XT Corp. This made Thermastructure XT Corp. a wholly owned subsidiary of the Company. At December 22, 1999 the Company elected to liquidate subsidiary and combine the assets and liabilities with the Company's assets and liabilities. Generally this type of transaction would be accounted for using the purchase method of accounting, however, with transfers between entities under common control, a parent company may transfer net assets of a wholly owned subsidiary to itself and liquidate subsidiary. This type of transfer is accounted for at historical cost in a manner similar to a pooling of interest. As a result of this transfer the Company recorded an increase in paid-in capital of $51,504.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                            OTHER
                                      BALANCE                                              CHANGES
                                         AT                                                  ADD           BALANCE
                                     BEGINNING         ADDITIONS                           (DEDUCT)        AT END
     CLASSIFICATION                    OF YEAR          AT COST         RETIREMENTS         (A) (B)        OF YEAR
     --------------                  ----------        ----------       -----------        --------       ----------
Year ended December 31, 1998:
   Land and improvements             $  312,737        $       --        $  130,229        $    --        $  182,508
   Buildings and improvements         2,830,910           925,148           704,823             --         3,051,235
   Machinery and equipment            4,411,300           859,230           974,047         15,995         4,312,478
   Transportation equipment             278,793            79,100            18,978             --           338,915
   Office equipment                     249,778            46,634            47,288             --           249,124
                                     ----------        ----------        ----------        -------        ----------

                                     $8,083,518        $1,910,112        $1,875,365        $15,995        $8,134,260
                                     ==========        ==========        ==========        =======        ==========

Year ended December 31, 1999:

   Land and improvements             $  182,508        $    1,887        $       --        $    --        $  184,395
   Buildings and improvements         3,051,235            60,718                --             --         3,111,953
   Machinery and equipment            4,312,478           936,125            34,638             --         5,213,965
   Transportation equipment             338,915            59,590            32,545             --           365,960
   Office equipment                     249,124            40,702                --             --           289,826
                                     ----------        ----------        ----------        -------        ----------

                                     $8,134,260        $1,099,022        $   67,183        $    --        $9,166,099
                                     ==========        ==========        ==========        =======        ==========

Year ended December 31, 2000:

   Land and improvements             $  184,395        $       --        $   12,549        $    --        $  171,846
   Buildings and improvements         3,111,953             8,567                --             --         3,120,520
   Machinery and equipment            5,213,965           544,854                --             --         5,758,819
   Transportation equipment             365,960            21,746            15,577             --           372,129
   Office equipment                     289,826            11,343                --             --           301,169
                                     ----------        ----------        ----------        -------        ----------

                                     $9,166,099        $  586,510        $   28,126        $    --        $9,724,483
                                     ==========        ==========        ==========        =======        ==========



(A) During 1999, 1998 and 1997, the Company placed in service certain property which has previously been classified as inventory.

(B) During 1997 the Company acquired ninety (90) percent of Thermastructure XT Corp. in a noncash transaction.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                       ADDITIONS                        OTHER
                                      BALANCE           CHARGED                        CHANGES
                                        AT              TO COST                          ADD           BALANCE
                                     BEGINNING            AND                          (DEDUCT)         AT END
     CLASSIFICATION                   OF YEAR          EXPENSES      RETIREMENTS         (A)           OF YEAR
     --------------                  ----------        ---------     -----------       --------       ----------
Year ended December 31, 1998:

   Land and improvements             $   24,331        $     --        $     --         $  --         $   24,331
   Buildings and improvements         1,176,341         102,350          27,040            --          1,251,651
   Machinery and equipment            1,889,845         298,193         117,479            --          2,070,559
   Transportation equipment             151,208          51,813          25,113            --            177,908
   Office equipment                     153,920          27,985          15,090            --            166,815
                                     ----------        --------        --------         -----         ----------

                                     $3,395,645        $480,341        $184,722         $  --         $3,691,264
                                     ==========        ========        ========         =====         ==========

Year ended December 31, 1999:

   Land and improvements             $   24,331        $     --        $     --         $  --         $   24,331
   Buildings and improvements         1,251,651         111,773              --            --          1,363,424
   Machinery and equipment            2,070,559         384,043          34,638            --          2,419,964
   Transportation equipment             177,908          70,880          32,545            (1)           216,242
   Office equipment                     166,815          29,870              --            --            196,685
                                     ----------        --------        --------         -----         ----------

                                     $3,691,264        $596,566        $ 67,183         $  (1)        $4,220,646
                                     ==========        ========        ========         =====         ==========

Year ended December 31, 2000:

   Land and improvements             $   24,331        $     --        $     --         $  --         $   24,331
   Buildings and improvements         1,363,424         112,596              --            --          1,476,020
   Machinery and equipment            2,419,964         452,095              --            --          2,872,059
   Transportation equipment             216,242          71,282          10,577            --            276,947
   Office equipment                     196,685          34,030              --            --            230,715
                                     ----------        --------        --------         -----         ----------

                                     $4,220,646        $670,003        $ 10,577         $  --         $4,880,072
                                     ==========        ========        ========         =====         ==========

(A) During 2000, 1999 and 1998, the Company placed in service certain property, which has previously been classified as inventory.

                        RADVA CORPORATION AND SUBSIDIARY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           ADDITIONS
                                                     --------------------
                                     BALANCE         CHARGED      CHARGED
                                       AT               TO           TO                           BALANCE
                                    BEGINNING        COST AND      OTHER                          AT END
   DESCRIPTION                       OF YEAR         EXPENSES     ACCOUNTS    DEDUCTIONS (A)      OF YEAR
   -----------                      ---------        --------     --------    --------------      --------
Year ended December 31, 1998:
   Allowance for doubtful
     accounts                        $106,423        $ 6,717        $   --        $     --        $113,140
                                     ========        =======        ======        ========        ========

Year ended December 31, 1999:
   Allowance for doubtful
     accounts                        $113,140        $17,957        $   --        $  5,165        $125,932
                                     ========        =======        ======        ========        ========

Year ended December 31, 2000:
   Allowance for doubtful
     accounts                        $125,932        $59,982        $   --        $102,340        $ 83,574
                                     ========        =======        ======        ========        ========

(A)  Represents uncollectible amounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Company's directors is incorporated by reference to material contained under the heading "Election of Directors" in the Company's proxy statement for its annual meeting of stockholders scheduled for June 28, 2001.

Information as to the Company's executive officers is set forth under the heading "Executive Officers" in ITEM 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information as to executive compensation is incorporated by reference to material contained under the headings "Cash Compensation" and "Compensation Plans" in the Company's proxy statement for its annual meeting of stockholders scheduled for June 28, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information as to the security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for June 28, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for June 28, 2001.

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

                                                        RADVA Corporation


Dated:                        May 3, 2001      By /s/ Luther I. Dickens
                                                 -------------------------------
                                                        Luther I. Dickens
                                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:                        May 3, 2001     By /s/ Luther I. Dickens
                                                 -------------------------------
                                                        Luther I. Dickens
                                                        Chief Executive Officer


Dated:                        May 3, 2001     By /s/ James M. Hylton
                                                 -------------------------------
                                                        James M. Hylton
                                                        Director

Dated:                        May 3, 2001     By /s/ Rush G. Allen
                                                 -------------------------------
                                                        Rush G. Allen
                                                        Director

Dated:                        May 3, 2001     By /s/ J. Granger Macfarlane
                                                 -------------------------------
                                                        J. Granger Macfarlane
                                                        Director

Dated:                        May 3, 2001     By /s/ Stephen L. Dickens
                                                 -------------------------------
                                                        Stephen L. Dickens
                                                        President and Director


Dated:                        May 3, 2001     By /s/ David B. Kinney
                                                 -------------------------------
                                                        David B. Kinney
                                                        Director