Form 10-Q
period 2001-03-31
RADVA CORP
filed 2001-05-15
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarter Ended                                 Commission File
     March 31, 2001                                    Number  0-15464

                                RADVA CORPORATION
             (Exact name of registrant as specified in its charter)

     VIRGINIA                                              54-0715892
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


At May 8, 2001, there were 3,987,987 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX

                                                            Page
                                                           Number
                                                           ------

 PART I.  FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2000 and March 31, 2001                3

          Statements of Operations, Three Months
          Ended March 31, 2000 and March 31, 2001             4

          Statements of Cash Flows, Three Months
          Ended March 31, 2000 and March 31, 2001             5

          Notes to Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

                            RADVA CORPORATION
                             Balance Sheets
                             (In Thousands)



                                                     March 31      December 31
                                                       2001            2000
                                                     --------        --------

              ASSETS

Current assets:
   Cash ......................................       $      3        $     11
                                                     --------        --------
   Accounts and notes receivable .............          2,325           2,076
   Other Accounts Receivable .................            147             234
   Less allowance for doubtful accounts ......             94              83
                                                     --------        --------
   Net receivables ...........................          2,378           2,227
                                                     --------        --------

  Inventories:
     Finished goods ..........................            574             614
     Work in process .........................              6               4
     Raw materials and supplies ..............            264             246
                                                     --------        --------
     Total inventories .......................            844             864
                                                     --------        --------

   Prepaid expenses ..........................            100             100
   Other current assets ......................              6              --
                                                     --------        --------
         Total current assets ................          3,331           3,202
                                                     --------        --------

Property, plant & equipment, at cost .........          9,217           9,724
   Less accumulated depreciation .............          4,560           4,880
                                                     --------        --------
         Net property, plant & equip .........          4,657           4,844
                                                     --------        --------

Investment in Thermasteel Corporation ........            262             262
Trademark manufacturing and
 marketing rights ............................            444             451
Note receivable-noncurrent ...................          2,453           2,432
Other assets .................................            338             295
                                                     --------        --------
                                                     $ 11,485        $ 11,486
                                                     ========        ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ....       $    793        $    793
   Notes payable .............................          1,402           1,311
   Accounts payable ..........................          1,846           1,615
   Accrued expenses ..........................            274             282
                                                     --------        --------
           Total current liabilities .........          4,315           4,001

Long-term debt, excluding current
   installments ..............................          3,043           3,409
                                                     --------        --------

           Total liabilities .................          7,358           7,410
                                                     --------        --------

Stockholders' equity:
   Common stock of $.01 par value
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027 ..............             40              40
   Additional paid-in capital ................          4,483           4,483
   Retained earnings .........................           (396)           (447)
                                                     --------        --------

            Total stockholders' equity .......          4,127           4,076
                                                     --------        --------

                                                     $ 11,485        $ 11,486
                                                     ========        ========

See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                           Three Months Ended March 31
                      (In Thousands, except per share data)



                                     Three Months Ended
                                          March 31
                                    ---------------------
                                     2001           2000
                                    -------        ------

Manufacturing net revenues ......   $ 2,666         2,537
                                    -------        ------

Cost and expenses:
   Cost of sales ................     2,057         2,176
   Shipping and selling .........       222           213
   General and administrative ...       310           323
   Research and development .....        --            --
                                    -------        ------
                                      2,589         2,712
                                    -------        ------

   Operating income .............        77          (175)
                                    -------        ------

Other income (deductions):
   Interest expense .............      (122)         (125)
   Other ........................        96            42
                                    -------        ------
                                        (26)          (83)
                                    -------        ------

Earnings before income tax ......        51          (258)

Income tax expense ..............        --            --
                                    -------        ------

Net earnings ....................   $    51          (258)
                                    =======        ======

Earnings per common share .......   $   .01          (.06)
                                    =======        ======

                                RADVA CORPORATION
                            Statements of Cash Flows
                           Three Months Ended March 31
                                 (In Thousands)


                                                         2001       2000
                                                        ------     ------

Cash flows from operating activities:
   Net income (loss).............................       $  51      $(258)
                                                        -----      -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation...............................         167        158
      Amortization...............................          13         11
      Gain on sale of assets ....................         (22)        --
     Change in assets and liabilities:
       Decrease (Increase) in net receivables....        (151)       302
       Decrease (Increase) in inventories........          20       (207)
       Decrease (Increase) in prepaid expenses...          --          6
       Increase in other current assets..........          (6)        (4)
       Increase in notes receivable-noncurrent...         (21)       (38)
       Decrease (Increase) in other assets.......         (49)       (11)
       Increase (Decrease) in accounts payable...         231        (50)
       Increase (Decrease) in accrued expenses...          (8)         2
                                                        -----      -----
         Total adjustments.......................         174        169
                                                        -----      -----
         Net cash from operating activities......         225        (89)
                                                        -----      -----

Cash flows from investing activities:
   Proceeds from sale of assets..................          45         --
   Capital expenditures for equipment and other
     long-term assets............................          (3)      (162)
   Purchase of Treasury stock....................          --        (20)
                                                        -----      -----
         Net cash from investing activities......          42       (182)
                                                        -----      -----

Cash flows from financing activities:
   Proceeds from notes payable...................          91        307
   Principal payments on notes payable...........          --         --
   Proceeds from long-term debt..................          --         --
   Principal payments under long-term debt.......        (366)      (153)
                                                        -----      -----
         Net cash from financing activities......        (275)       154
                                                        -----      -----

Net increase (decrease) in cash..................          (8)      (117)

Cash at January 1................................          11         42
                                                        -----      -----

Cash at March 31.................................       $   3      $ (75)
                                                        =====      =====



See accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 2001

(1) General

The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2) Property, Plant and Equipment

         A summary of property, plant and equipment follows:

         Land and improvements.............................    $  171,846
         Buildings and improvements........................     3,076,653
         Machinery and equipment...........................     5,294,485
         Transportation equipment..........................       372,130
         Office equipment..................................       301,702
                                                               ----------
                                                               $9,216,816
                                                               ==========

(3) Accrued Expenses

         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................    $  161,529
         Other.............................................       112,084
                                                               ----------
                                                               $  273,613
                                                               ==========

(4) Notes Payable

         Line of credit with commercial bank,
         $1,500,000 limit, interest variable
         (8.00% at March 31, 2001).........................    $1,402,204
                                                               ----------
                                                               $1,402,204
                                                               ==========

                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 2001

(5) Long-term Debt

         A summary of long-term debt follows:

         Installment notes payable collateralized
         by equipment.                                           $   20,559

         Installment notes payable with financing
         company, due in monthly installments of
         $16,404, including interest at 8.8%;
         collateralized by equipment                                232,196

         Installment note payable, due in quarterly
         installments of $23,100, including interest at
         19.5%, collateralized by equipment                         100,332

         Installment note payable to bank, due in
         monthly installments of $11,905, including
         interest at 8%, collateralized by equipment                570,927

         Installment note payable to bank, due in
         monthly installments of $4,762 including
         interest at prime, collateralized by equipment             206,249

         Installment note payable to bank, due in
         monthly installments of $5,556 beginning
         July 31, 2000, plus interest at prime.                     350,000

         Installment note payable to bank, due in monthly
         installments of $27,533, including interest
         at 7.75%; collateralized by real estate                  2,355,533
                                                                 ----------


         Total long-term debt                                     3,835,796

         Less current installments of long-term debt                792,663
                                                                 ----------

         Long-term debt, excluding current installments          $3,043,133
                                                                 ==========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The Company recorded a $51,000 profit in the first quarter of 2001 compared to a net loss of $258,000 in the first quarter of 2000. Sales in March 2001 exceeded sales in March 2000 by $137,000. This improvement in operating performance was primarily the result of reduced cost for the Company's primary raw material, price increases to the Company's customers, and to cost cutting measures taken during the past year.

Cost of sales, as a percentage of manufacturing net revenues, was lower by 8.6%, decreasing from 85.8% during the first quarter of 2000 to 77.2% during the first quarter of 2001. This relationship between cost to revenues was improved primarily as a result of lower cost of raw materials and increased selling prices to the Company's customers.

Shipping and selling expenses and general and administrative expenses showed only modest improvements as a percentage of manufacturing net revenues.

Liquidity and Capital Resources

The Company had been profitable for the years 1991 through 1999, before incurring a loss of $1,075,912 in 2000. At March 31, 2001 the balance available on the Company's $1,500,000 line of credit was $97,796 and working capital was a negative $984,000. The Company is pursuing new sources of bank and equity financing.

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

PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings

          See item 3 of the Company's Form 10-K for the fiscal year ended December 31, 2000.

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

May 11, 2001