Form 10QSB/A
period 2001-03-31
RADVA CORP
filed 2001-05-31
CIK 792984

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

                               -------------------

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                               -------------------

     For Quarterly Period                     Commission File
     ended March 31, 2001                     Number  0-15464


                                RADVA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         VIRGINIA                                               54-0715892
 ------------------------------                          ----------------------
(State of other jurisdiction of                               (IRS Employer
 incorporation or organization)                          Identification Number)


                                 Drawer 2900 FSS
                             Radford, Virginia 24143
                    ----------------------------------------
                    (Address of principal executive offices)

          Issuer's telephone number, including area code (540) 639-2458



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____ -


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                             3,987,987


Transitional Small Business Disclosure Format:  Yes          No   X
                                                   ------      -------


The Form 10-Q for the quarter ended March 31, 2001 is amended to confirm the issuer's status as a small business issuer and to add the independent accountants' report of Persinger & Company, L.L.C. and the items referred to therein.

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:


 INDEPENDENT ACCOUNTANTS' REPORT                              3


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2000 and March 31, 2001                4

          Statements of Operations, Three Months
          Ended March 31, 2000 and March 31, 2001             5

          Statements of Cash Flows, Three Months
          Ended March 31, 2000 and March 31, 2001             6

          Notes to Financial Statements                      7-8


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9



PART II.  OTHER INFORMATION                                   10

PERSINGER & COMPANY, L.L.C.
Certified Public Accountants
203 W. Grayson Street                                    Telephone (540)236-8135
P. 0. Box 797                                                 FAX (540) 236-0797
Golax, Virginia 24333



                         Independent Accountants' Report



Board of Directors
RADVA Corporation
Radford, Virginia

We have reviewed the accompanying consolidated balance sheet of RADVA Corporation and subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 6 to the financial statements [and in Note 17 to the annual financial statements for the year ended December 31, 2000 (not presented herein)], certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 6 [and Note 17 to the annual financial statements for the year ended December 31, 2000 (not presented herein)], to the financial statements.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of RADVA Corporation and subsidiary as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Corporation's ability to continue as a going concern.



/s/ PERSINGER & COMPANY, L.L.C.


Galax, Virginia
May 29, 2001





      A Virginia Limited Liability Company o Members American Institute of
                          Certified Public Accountants

                                RADVA CORPORATION
                                 Balance Sheets
                                   (Unaudited)
                                 (In Thousands)

                                                      March 31        December 31
               ASSETS                                   2001             2000
                                                      --------        -----------
Current assets:
   Cash ......................................        $      3         $     11
                                                      --------         --------
   Accounts and notes receivable .............           2,325            2,076
   Other Accounts Receivable .................             147              234
   Less allowance for doubtful accounts ......              94               83
                                                      --------         --------
   Net receivables ...........................           2,378            2,227
                                                      --------         --------

  Inventories:
     Finished goods ..........................             574              614
     Work in process .........................               6                4
     Raw materials and supplies ..............             264              246
                                                      --------         --------
     Total inventories .......................             844              864
                                                      --------         --------

   Prepaid expenses ..........................             100              100
   Other current assets ......................               6               --
                                                      --------         --------
         Total current assets ................           3,331            3,202
                                                      --------         --------

Property, plant & equipment, at cost .........           9,217            9,724
   Less accumulated depreciation .............           4,560            4,880
                                                      --------         --------
         Net property, plant & equip .........           4,657            4,844
                                                      --------         --------

Investment in Thermasteel Corporation ........             262              262
Trademark manufacturing and
 marketing rights ............................             444              451
Note receivable-noncurrent ...................           2,453            2,432
Other assets .................................             338              295
                                                      --------         --------
                                                      $ 11,485         $ 11,486
                                                      ========         ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ....        $    793         $    793
   Notes payable .............................           1,402            1,311
   Accounts payable ..........................           1,846            1,615
   Accrued expenses ..........................             274              282
                                                      --------         --------
           Total current liabilities .........           4,315            4,001

Long-term debt, excluding current
   installments ..............................           3,043            3,409
                                                      --------         --------
           Total liabilities .................           7,358            7,410
                                                      --------         --------

Stockholders' equity:
   Common stock of $.01 par value
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027 ..............              40               40
   Additional paid-in capital ................           4,483            4,483
   Retained earnings .........................            (396)            (447)
                                                      --------         --------
            Total stockholders' equity .......           4,127            4,076
                                                      --------         --------

                                                      $ 11,485         $ 11,486
                                                      ========         ========


See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (In Thousands, except per share data)



                                                 Three Months Ended
                                                       March 31
                                              -----------------------
                                                2001            2000
                                              -------         -------
Manufacturing net revenues ...........        $ 2,666           2,537
                                              -------         -------

Cost and expenses:
   Cost of sales .....................          2,057           2,176
   Shipping and selling ..............            222             213
   General and administrative ........            310             323
   Research and development ..........             --              --
                                              -------         -------
                                                2,589           2,712
                                              -------         -------


   Operating income ..................             77            (175)
                                              -------         -------


Other income (deductions):
   Interest expense ..................           (122)           (125)
   Other .............................             96              42
                                              -------         -------
                                                  (26)            (83)
                                              -------         -------


Earnings before income tax ...........             51            (258)

Income tax expense ...................             --              --
                                              -------         -------

Net earnings .........................        $    51            (258)
                                              =======         =======

Earnings per common share ............        $   .01            (.06)
                                              =======         =======


See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Cash Flows
                           Three Months Ended March 31
                                   (Unaudited)
                                 (In Thousands)


                                                             2001          2000
                                                            -----         -----
Cash flows from operating activities:
   Net income (loss) ...............................        $  51         $(258)
                                                            -----         -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation .................................          167           158
      Amortization .................................           13            11
      Gain on sale of assets .......................          (22)           --
     Change in assets and liabilities:
       Decrease (Increase) in net receivables ......         (151)          302
       Decrease (Increase) in inventories ..........           20          (207)
       Decrease (Increase) in prepaid expenses .....           --             6
       Increase in other current assets ............           (6)           (4)
       Increase in notes receivable-noncurrent .....          (21)          (38)
       Decrease (Increase) in other assets .........          (49)          (11)
       Increase (Decrease) in accounts payable .....          231           (50)
       Increase (Decrease) in accrued expenses .....           (8)            2
                                                            -----         -----
         Total adjustments .........................          174           169
                                                            -----         -----

         Net cash from operating activities ........          225           (89)
                                                            -----         -----

Cash flows from investing activities:
   Proceeds from sale of assets ....................           45            --
   Capital expenditures for equipment and other
     long-term assets ..............................           (3)         (162)
   Purchase of Treasury stock ......................           --           (20)
                                                            -----         -----

         Net cash from investing activities ........           42          (182)
                                                            -----         -----

Cash flows from financing activities:
   Proceeds from notes payable .....................           91           307
   Principal payments on notes payable .............           --            --
   Proceeds from long-term debt ....................           --            --
   Principal payments under long-term debt .........         (366)         (153)
                                                            -----         -----

         Net cash from financing activities ........         (275)          154
                                                            -----         -----

Net increase (decrease) in cash ....................           (8)         (117)

Cash at January 1 ..................................           11            42
                                                            -----         -----

Cash at March 31 ...................................        $   3         $ (75)
                                                            =====         =====


See accountants' report and accompanying notes to financial statements.

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
                                                                    ----------

                                                                    $1,402,204
                                                                    ==========

                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 2001

(5)  Long-term Debt

     A summary of long-term debt follows:

     Installment notes payable collateralized
     by equipment                                                        $   20,559

     Installment notes payable with financing company, due in monthly installments of $16,404, including interest at 8.8%;
     collateralized by equipment                                            232,196

     Installment note payable, due in quarterly
     installments of $23,100, including interest at
     19.5%, collateralized by equipment                                     100,332

     Installment note payable to bank, due in
     monthly installments of $11,905, including
     interest at 8%, collateralized by equipment                            570,927

     Installment note payable to bank, due in
     monthly installments of $4,762 including
     interest at prime, collateralized by equipment                         206,249

     Installment note payable to bank, due in
     monthly installments of $5,556 beginning
     July 31, 2000, plus interest at prime                                  350,000

     Installment note payable to bank, due in monthly
     installments of $27,533, including interest
     at 7.75%; collateralized by real estate                              2,355,533
                                                                         ----------

     Total long-term debt                                                 3,835,796

     Less current installments of long-term debt                            792,663
                                                                         ----------

     Long-term debt, excluding current installments                      $3,043,133
                                                                         ==========

(6)  Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had a significant loss for the year 2000 amounting to $1,075,912. At March 31, 2001 the Company had an accumulated deficit of $396,000 and a negative net working capital of $984,000. These conditions create an uncertainty as to the Company's ability to continue as a going concern. Management has taken certain steps to increase revenue and reduce operating expenses to help restore profitability. The ability of the Company to continue as a going concern is dependent upon the success of these actions. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


Item 2.   Changes in Securities and Use of Proceeds
          Not applicable.


Item 3.   Defaults Upon Senior Securities
          Not applicable.


Item 4.   Submission of Matters to a Vote of Securities Holders
          Not applicable.


Item 5.   Other Information
          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K Not applicable.


                  Pursuant to the requirements of the Securities Exchange Act of 1934,this form 10-QSB/A has been signed on behalf of the Registrant by its Assistant Secretary/Treasurer who is authorized to sign on behalf of the Registrant and is the Registrant's principal financial officer.


                                        RADVA CORPORATION


                                        /s/ William F. Fry
                                        -------------------------------
                                        William F. Fry
                                        Assistant Secretary/Treasurer
                                        (Principal Financial Officer)


May 31, 2001