Form 10-Q
period 2001-06-30
RADVA CORP
filed 2001-08-14
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarter Ended                         Commission File
     June 30, 2001                             Number  0-15464

                                RADVA CORPORATION

             (Exact name of registrant as specified in its charter)

            VIRGINIA                                  54-0715892
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

                                   Yes    X              No
                                       ---------            --------


At July 24, 2001, there were 3,987,987 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------

 PART I.  FINANCIAL INFORMATION:

 INDEPENDENT ACCOUNTANTS' REPORT                              3

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2000 and June 30, 2001                 4

          Statements of Operations, Three Months
          and Six Months Ended June 30, 2000 and
          June 30, 2001                                       5

          Statements of Cash Flows, Six Months
          Ended June 30, 2000 and June 30, 2001               6

          Notes to Financial Statements                      7-9


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      10



PART II.  OTHER INFORMATION                                  11

[LOGO]

PERSINGER & COMPANY, L.L.C.
Certified Public Accountants

203 W. Grayson Street                                  Telephone (504)236-8135
P.O. Box 797                                                 FAX (540)236-0797
Galax, Virginia 24333


                        INDEPENDENT ACCOUNTANTS' REPORT


Board Of Directors
RADVA Corporation
Radford, Virginia

We have reviewed the accompanying consolidated balance sheet of RADVA Corporation and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of income and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 6 to the financial statements [and in Note 17 to the annual financial statements for the year ended December 31, 2000 (not presented herein)], certain conditions raise substantial doubt about its ability to continue as a going concern Management's plans in regard to these matters are also discussed in Note 6 [and Note 17 to the annual financial statements for the year ended December 31, 2000 (not presented herein)], to the financial statements.

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


/s/ PERSINGER & COMPANY, L.L.C.
Galax, Virginia
August 9, 2001

      A Virginia Limited Liability Company  o  Members American Institute
                        of Certified Public Accountants

                            RADVA CORPORATION
                             Balance Sheets
                             (In Thousands)

                                                   June 30    December 31
                                                    2001          2000
                                                  --------      --------
                  ASSETS

Current assets:
   Cash ......................................    $    (12)     $     11
                                                  --------      --------
   Accounts and notes receivable .............       1,770         2,076
   Other accounts receivable .................         151           234
   Less allowance for doubtful accounts ......         101            83
                                                  --------      --------
   Net receivables ...........................       1,820         2,227
                                                  --------      --------

  Inventories:
     Finished goods ..........................         676           614
     Work in process .........................          11             4
     Raw materials and supplies ..............         222           246
                                                  --------      --------
     Total inventories .......................         909           864
                                                  --------      --------

   Prepaid expenses ..........................          96           100
   Other current assets ......................           9            --
                                                  --------      --------
         Total current assets ................       2,822         3,202
                                                  --------      --------

Property, plant & equipment, at cost .........       9,229         9,724
   Less accumulated depreciation .............       4,727         4,880
                                                  --------      --------
         Net property, plant & equip .........       4,502         4,844
                                                  --------      --------

Investment in Thermasteel Corporation ........         262           262
Trademark, manufacturing, and marketing
   rights ....................................         436           451
Note receivable-noncurrent ...................       2,487         2,432
Other assets .................................         432           295
                                                  --------      --------
                                                  $ 10,941      $ 11,486
                                                  ========      ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ....    $    793      $    793
   Notes payable .............................       1,500         1,311
   Accounts payable ..........................       1,281         1,615
   Accrued expenses ..........................         253           282
                                                  --------      --------
          Total current liabilities ..........       3,827         4,001
                                                  --------      --------

Long-term debt, excluding current
   installments ..............................       2,946         3,409
                                                  --------      --------

         Total Liabilities ...................       6,773         7,410
                                                  --------      --------

Stockholders' equity:
   Common stock of $.01 par value ............
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027 ..............          40            40
   Additional paid-in capital ................       4,484         4,483
   Retained earnings .........................        (356)         (447)
                                                  --------      --------

            Total stockholders' equity .......       4,168         4,076
                                                  --------      --------

                                                  $ 10,941      $ 11,486
                                                  ========      ========

See accountants' report and accompanying notes to financial statements

                                RADVA CORPORATION
                            Statements of Operations
                    Three Months and Six Months Ended June 30
                      (In Thousands, except per share data)


                                         Three Months Ended             Six Months Ended
                                               June 30                       June 30
                                        ----------------------        ----------------------
                                          2001           2000           2001           2000
                                          ----           ----           ----           ----
Net Revenues:
   Manufacturing net revenues ...       $ 2,303          2,618          4,969          5,155
                                        -------        -------        -------        -------

Cost and expenses:
   Cost of sales ................         1,696          2,361          3,753          4,537
   Shipping and selling .........           198            238            420            451
   General and administrative ...           309            341            619            664
                                        -------        -------        -------        -------
                                          2,203          2,940          4,792          5,652
                                        -------        -------        -------        -------


   Operating income (loss) ......           100           (322)           177           (497)
                                        -------        -------        -------        -------


Other income (deductions):
   Interest expense .............          (133)          (133)          (255)          (258)
   Interest income ..............            55             38            125             76
   Other ........................            19             40             45             44
                                        -------        -------        -------        -------
                                            (59)           (55)           (85)          (138)
                                        -------        -------        -------        -------


Earnings (loss) before
   income tax ...................            41           (377)            92           (635)

Income tax expense ..............            --             --             --             --
                                        -------        -------        -------        -------

Net earnings (loss) .............            41           (377)            92           (635)
                                        =======        =======        =======        =======

Earnings (loss) per common
   share ........................           .01           (.09)           .02           (.16)
                                        =======        =======        =======        =======


See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Cash Flows
                            Six Months Ended June 30
                                 (In Thousands)

                                                         2001           2000
                                                         ----           ----
Cash flows from operating activities:
   Net income ....................................       $  92         $(635)
                                                         -----         -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ...............................         334           315
      Amortization ...............................          25            22
      Loss (Gain) on sale of equipment ...........         (36)           --
    Change in assets and liabilities:
       Decrease (Increase) in net receivables ....         407           103
       Decrease (Increase) in inventories ........         (45)          (32)
       Decrease (Increase) in prepaid expenses ...           4            26
       Decrease (Increase) in other current
          assets .................................          (9)           (8)
       Decrease (Increase) in other assets .......        (202)         (118)
       Increase (Decrease) in accounts payable ...        (334)          411
       Increase (Decrease) in accrued expenses ...         (29)          (44)
                                                         -----         -----
        Total adjustments ........................         115           675
                                                         -----         -----

         Net cash from operating activities ......         207            40
                                                         -----         -----


Cash flows from investing activities:
   Purchase of Treasury Stock ....................          --           (19)
   Proceeds from sale of property and equipment ..          59            --
   Capital expenditures for equipment and other
     long-term assets ............................         (15)         (322)
                                                         -----         -----

         Net cash from investing activities ......          44          (341)
                                                         -----         -----

Cash flows from financing activities:
   Proceeds from notes payable ...................         189           369
   Principal payments under long-term debt .......        (463)         (313)
                                                         -----         -----

         Net cash from financing activities ......        (274)           56
                                                         -----         -----

Net increase (decrease) in cash ..................         (23)         (245)

Cash at January 1 ................................          11            42
                                                         -----         -----

Cash at June 30 ..................................       $ (12)        $(203)
                                                         =====         =====



See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 2001


(1) General


The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.



(2) Property, Plant and Equipment


         A summary of property, plant and equipment follows:

         Land and improvements.............................     $  171,846
         Buildings and improvements........................      3,082,573
         Machinery and equipment...........................      5,298,682
         Transportation equipment..........................        372,129
         Office equipment..................................        303,389
                                                                ----------
                                                                $9,228,619
                                                                ==========

(3) Accrued Expenses


         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................     $  147,843
         Other.............................................        105,534
                                                                ----------
                                                                $  253,377
                                                                ==========
(4) Notes Payable

         Demand note, collateralized by certain
         accounts receivable and inventory,
         interest at prime plus 2%.........................     $1,500,000
                                                                ----------
                                                                $1,500,000
                                                                ==========

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 2001



(5)  Long-term Debt


         A summary of long-term debt follows:

         Note payable to stockholders subordinated
         to long-term debt, interest at prime plus 2%             $  100,000

         Installment note payable due in aggregate
         monthly installments of $527, including
         interest at 9.4%, collateralized by equipment.           $   18,016

         Installment notes payable with financing
         company, due in monthly installments of
         $16,404, including interest at 8.8%;
         collateralized by equipment                                 204,984

         Installment note payable, due in quarterly
         installments of $23,100, including interest
         at 19.5%, collateralized by equipment                        82,133

         Installment note payable to bank, due in
         monthly installments of $11,905, including
         interest at prime plus 2%, collateralized
         by equipment                                                535,212

         Installment note payable to bank, due in
         monthly installments of $4,762 including
         interest at prime plus 2%, collateralized
         by equipment                                                191,963

         Installment note payable to bank, due in
         monthly installments of $5,556 beginning
         July 31, 2000, plus interest at prime plus 2%               333,333

         Installment note payable to bank, due in monthly
         installments of $27,533, including interest
         at prime plus 2%; collateralized by real estate           2,272,933
                                                                  ----------

         Total long-term debt                                      3,738,574

         Less current installments of long-term debt                 792,662
                                                                  ----------

         Long-term debt, excluding current installments           $2,945,912
                                                                  ==========

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 2001



(6) Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had a significant loss for the year 2000 amounting to $1,075,912. At June 30, 2001 the Company had an accumulated deficit of $356,000 and a negative net working capital of $1,005,000. These conditions create an uncertainty as to the Company's ability to continue as a going concern. Management has taken certain steps to increase revenue and reduce operating expenses to help restore profitability. The ability of the Company to continue as a going concern is dependent upon the success of these actions. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations - Six months Ended June 30, 2000
         Compared to Six Months Ended June 30, 1999


The Company earned a net profit of $92,000 in the first six months of 2001 compared to a net loss of $635,000 in the first six months of 2000. This dramatic improvement in operations was a result of many factors and was achieved in spite of a $186,000 reduction in revenues from $5,155,000 in 2000 to $4,969,000 in 2001. The most marked improvement was recorded by the Company's Radford, Virginia plant which had a $288,000 net income in the first six months of 2001 as compared to a $280,000 loss in the first six months of 2000. This improvement in operating income at the Radford plant resulted from a combination of increased sales prices, sharply lower costs for raw materials and increased labor efficiency.

Cost of sales, as a percent of manufacturing net revenues, was 75.5% in the first six months of 2001 as compared to 88.0% in the same period of 2000. Among the many factors contributing to this 12.5% reduction in costs were lower material prices and increased labor efficiencies partly offset by increased cost for oil and gas. Both the Radford and Portsmouth, Virginia plants had lower cost percentages for raw materials and labor, however cost were more sharply reduced at the Radford plant where cost percentages were down by 8.2% and 6.0% for materials and labor, respectively. Partly offsetting these cost reductions was an increase in the cost percentage for oil and gas to fire the Company's boilers at the Portsmouth plant by 5.1% of revenues.

Shipping, selling and administrative expenses, as a percent of manufacturing net revenues, held fairly constant from the prior year, decreasing .7% from 21.6% in the first six months of 2000 to 20.9% in the first six months of 2001.


Results of Operations - Three Months Ended June 30, 2001
         Compared to Three Months Ended June 30, 2000


The Company earned a $41,000 profit in the three months ended June 30, 2001 compared to a $377,000 loss in the three months ended June 30, 2000. The improvements in operations for the first quarter of 2001 as compared to the first quarter of 2000 were a result of much the same factors as noted in the six month comparisons above.

Cost of sales, as a percentage of manufacturing net revenues, was reduced by 16.6%, from 90.2% for the first quarter of 2000 to 73.6% for the first quarter of 2001. The Radford and Portsmouth plant raw material percentage of revenues were reduced 10.9% and 8.0%, respectively, as a result of increased selling prices and reduced cost of raw materials. The Radford and Portsmouth labor cost were also reduced by 7.3% and 2.6%, respectively, primarily due to increased labor efficiencies. However, oil and gas cost increased by 4.5% at the Portsmouth plant.

Selling, shipping and administrative expenses remained relatively constant as a percentage of revenues.

Liquidity and Capital Resources

The Company has been profitable for the years 1991 through 1999, before incurring a loss of $1,075,912 in 2000. At June 30, 2001 no funds were available on the Company's $1,500,000 line of credit and working capital was a negative $1,005,000. The Company is pursuing new sources of bank and equity financing.

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

August 4, 2001