Form 10-Q
period 2001-09-30
RADVA CORP
filed 2001-11-14
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarter Ended                         Commission File
     September 30, 2001                        Number  0-15464

                                RADVA CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

       VIRGINIA                                 54-0715892
       --------                                 ----------
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


At October 31, 2001, there were 3,987,987 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:

                  INDEPENDENT AUDITOR'S REPORT                3

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2000 and September 30, 2001            4

          Statements of Operations, Three Months
          and Nine Months Ended September 30, 2000 and
          September 30, 2001                                  5

          Statements of Cash Flows, Nine Months
          Ended September 30, 2000 and September 30, 2001     6

          Notes to Financial Statements                      7-8


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9



PART II.  OTHER INFORMATION                                  10

LOGO  PERSINGER & COMPANY,L.L.C.
      Certified Public Accountants
--------------------------------------------------------------------------------
      203 W. Grayson Street                                  Tel: (276) 236-8135
      P.O. Box 797                                            FAX (276) 236-0797
      Galax, VA 24333


                        INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
RADVA Corporation
Radford, Virginia


We have reviewed the accompanying consolidated balance sheet of RADVA Corporation and subsidiary as of September 30, 2001 and 2000, and the related consolidated statements of income and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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




/s/ Persinger & Company, L.L.C.
------------------------------

Galax, Virginia
November 12, 2001

                            RADVA CORPORATION
                             Balance Sheets
                             (In Thousands)

                                                     September 30    December 31
              ASSETS                                     2001           2000
                                                     ------------    -----------
Current assets:
   Cash ..........................................      $     17       $     11
                                                        --------       --------
   Accounts and notes receivable .................         1,821          2,076
   Other accounts receivable .....................           176            234
   Less allowance for doubtful accounts ..........           104             83
                                                        --------       --------
   Net receivables ...............................         1,893          2,227
                                                        --------       --------

  Inventories:
     Finished goods ..............................           742            615
     Work in process .............................             5              3
     Raw materials and supplies ..................           210            246
                                                        --------       --------
     Total inventories ...........................           957            864
                                                        --------       --------

   Prepaid expenses ..............................           175            100
   Other current assets ..........................             7           --
                                                        --------       --------
         Total current assets ....................         3,049          3,202
                                                        --------       --------

Property, plant & equipment, at cost .............         9,221          9,724
   Less accumulated depreciation .................         4,893          4,880
                                                        --------       --------
         Net property, plant & equip .............         4,328          4,844
                                                        --------       --------

Investment in Thermasteel Corporation ............           262            262
Trademark, manufacturing, and marketing
   rights ........................................           418            451
Note receivable-noncurrent .......................         2,518          2,432
Other assets .....................................           467            295
                                                        --------       --------
                                                        $ 11,042       $ 11,486
                                                        ========       ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ........      $    793       $    793
   Notes payable .................................         1,646          1,311
   Accounts payable ..............................         1,426          1,615
   Accrued expenses ..............................           287            282
                                                        --------       --------
          Total current liabilities ..............         4,152          4,001
                                                        --------       --------

Long-term debt, excluding current
   installments ..................................         2,668          3,409
                                                        --------       --------

         Total Liabilities .......................         6,820          7,410
                                                        --------       --------

Stockholders' equity:
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 3,987,987 ..................            40             40
   Additional paid-in capital ....................         4,484          4,484
   Retained earnings .............................          (302)          (448)
                                                        --------       --------

            Total stockholders' equity ...........         4,222          4,076
                                                        --------       --------

                                                        $ 11,042       $ 11,486
                                                        ========       ========

See accompanying notes to financial statements.

                               RADVA CORPORATION
                            Statements of Operations
                Three Months and Nine Months Ended September 30
                     (In Thousands, except per share data)



                                             Three Months Ended                Nine Months Ended
                                                September 30                      September 30
                                          ------------------------          ------------------------
                                            2001            2000             2001             2000
                                          -------          -------          -------          -------
Net Revenues:
   Manufacturing net revenues .....       $ 2,250            2,444            7,219            7,599
                                          -------          -------          -------          -------

Cost and expenses:
   Cost of sales ..................         1,673            2,150            5,426            6,687
   Shipping and selling ...........           190              262              610              713
   General and administrative .....           302              329              921              993
   Research and development .......          --               --               --               --
                                          -------          -------          -------          -------
                                            2,165            2,741            6,957            8,393
                                          -------          -------          -------          -------


   Operating income (loss) ........            85             (297)             262             (794)
                                          -------          -------          -------          -------


Other income (deductions):
   Interest expense ...............          (102)            (145)            (357)            (403)
   Interest income ................            35               98              160              174
   Other ..........................            35               10               80               54
                                          -------          -------          -------          -------
                                              (32)             (37)            (117)            (175)
                                          -------          -------          -------          -------


Earnings (loss) before income tax..            53             (334)             145             (969)

Income tax expense ................          --               --               --               --
                                          -------          -------          -------          -------

Net earnings (loss) ...............            53             (334)             145             (969)
                                          =======          =======          =======          =======

Earnings (loss) per common share...           .01             (.08)             .04             (.24)
                                          =======          =======          =======          =======



See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Cash Flows
                         Nine Months Ended September 30
                                 (In Thousands)

                                                         2001             2000
                                                        -------          -------
Cash flows from operating activities:
   Net income .................................         $   145          $  (969)
     Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation ............................             500              473
      Amortization ............................              38               38
      Loss (Gain) on sale of equipment ........             (32)            --
    Change in assets and liabilities:
       Decrease (Increase) in net
          receivables .........................             334              290
       Decrease (Increase) in inventories .....             (93)             (82)
       Decrease (Increase) in prepaid
          expenses ............................             (75)              11
       Decrease (Increase) in other current
          assets ..............................              (7)              (9)
       Decrease (Increase) in other assets ....            (187)            (171)
       Increase (Decrease) in accounts
          payable .............................            (189)             652
       Increase (Decrease) in accrued
          expenses ............................               5                2
          Total adjustments ...................             294            1,204
                                                        -------          -------

         Net cash from operating activities ...             439              235
                                                        -------          -------


Cash flows from investing activities:
   Purchase of Treasury Stock .................            --                (19)
   Capital expenditures for equipment and other
     long-term assets .........................             (27)            (502)
                                                        -------          -------

         Net cash from investing activities ...             (27)            (521)
                                                        -------          -------

Cash flows from financing activities:
   Proceeds from notes payable ................             335              439
   Proceeds from long-term debt ...............            --                150
   Principal payments under long-term debt ....            (741)            (502)
                                                        -------          -------

         Net cash from financing activities ...            (406)              87
                                                        -------          -------

Net increase (decrease) in cash ...............               6             (199)

Cash at January 1 .............................              11               42
                                                        -------          -------

Cash at June 30 ...............................         $    17          $  (157)
                                                        =======          =======



See accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                               September 30, 2001


(1)  General


The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.



(2)  Property, Plant and Equipment


A summary of property, plant and equipment follows:

         Land and improvements.............................         $  157,938
         Buildings and improvements........................          3,085,538
         Machinery and equipment...........................          5,301,757
         Transportation equipment..........................            372,130
         Office equipment..................................            303,990
                                                                    ----------
                                                                    $9,221,353
                                                                    ==========

(3)  Accrued Expenses


Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  147,645
         Other.............................................            139,937
                                                                    ----------
                                                                    $  287,582
                                                                    ==========

(4)  Notes Payable

         Demand note, collateralized by certain
         accounts receivable and inventory,
         interest at prime plus 2%........................          $1,645,505
                                                                    ----------
                                                                    $1,645,505
                                                                    ==========

                                RADVA CORPORATION
                          Notes to Financial Statements
                               September 30, 2001

(5)  Long-term Debt


     A summary of long-term debt follows:

     Installment notes payable with financing company, due in
     monthly installments of $16,404, including interest at 8.8%;
     collateralized by equipment                                      177,272

     Installment note payable, due in monthly
     installments of $500, including interest at
     10.625%, collateralized by a deed of
     trust on certain real estate                                      17,243

     Installment note payable to manufacturer,
     due in quarterly installments of 23,100,
     including interest at 19.5%                                       82,132

     Installment note payable to bank, due in
     monthly installments of $11,905, including
     interest at 8%, collateralized by equipment                      499,497

     Installment note payable to bank, due in
     monthly installments of $4,762 including
     interest at prime, collateralized by equipment                   177,678

     Installment note payable to bank, due in
     monthly installments of $5,556 beginning
     July 31, 2000, plus interest at prime.                           316,667

     Installment note payable to bank, due in monthly
     installments of $27,533, including interest
     at 7.75%; collateralized by real estate                        2,190,333
                                                                 ------------

     Total long-term debt                                           3,460,822

     Less current installments of long-term debt                      792,662
                                                                 ------------

     Long-term debt, excluding current installments              $  2,668,160
                                                                 ============

Item 2 - Management's Discussion and Analysis of
         Financial Conditions and Results of Operations


Results of Operations - Nine months Ended September 30, 2001
         Compared to Nine Months Ended September 30, 2000


The Company earned a net profit of $145,000 in the first nine months of 2001 compared to a net loss of $969,000 in the first nine months of 2000. This dramatic improvement in operations was a result of many factors and was achieved in spite of a $380,000 reduction in revenues from $7,599,000 in 2000 to $7,219,000 in 2001. The most marked improvement was recorded by the Company's Radford, Virginia plant which had a $420,000 net income in the first nine months of 2001 as compared to a $290,000 loss in the first nine months of 2000. This improvement in operating income at the Radford plant resulted from a combination of increased sales prices, sharply lower costs for raw materials and increased labor efficiency.

Cost of sales, as a percent of manufacturing net revenues, was 75.2% in the first nine months of 2001 as compared to 88.0% in the same period of 2000. Among the many factors contributing to this 12.8% reduction in costs were lower material prices and increased labor efficiencies partly offset by increased cost for oil and gas. Both the Radford and Portsmouth, Virginia plants had lower cost percentages for raw materials and labor, however cost were more sharply reduced at the Radford plant where cost percentages were down by 9.0% and 4.6% for materials and labor, respectively. Partly offsetting these cost reductions was an increase in the cost percentage for oil and gas to fire the Company's boilers at the Portsmouth plant by 3.8% of revenues.

Shipping, selling and administrative expenses, as a percent of manufacturing net revenues, held fairly constant from the prior year, decreasing 1.3% from 22.5% in the first nine months of 2000 to 21.2% in the first nine months of 2001.


Results of Operations - Three Months Ended September 30, 2001
         Compared to Three Months Ended September 30, 2000


The Company earned a $53,000 profit in the three months ended September 30, 2001 compared to a $334,000 loss in the three months ended September 30, 2000. The improvements in operations for the third quarter of 2001 as compared to the third quarter of 2000 were a result of much the same factors as noted in the nine month comparisons above.

Cost of sales, as a percentage of manufacturing net revenues, was reduced by 13.6%, from 88.0% for the third quarter of 2000 to 74.4% for the third quarter of 2001. The Radford and Portsmouth plant raw material percentage of revenues were reduced 10.1% and 11.3%, respectively, as a result of increased selling prices and reduced cost of raw materials. The Radford and Portsmouth labor cost were also reduced by 3.6% and 8.2%, respectively, primarily due to increased labor efficiencies.

Selling, shipping and administrative expenses were down 2.3% of manufacturing net revenues for the third quarter of 2001 as compared to the third quarter of 2000.

Liquidity and Capital Resources

The Company had been profitable for the years 1991 through 1999, before incurring a loss of $1,075,912 in 2000. The Company's net earnings for the nine months ended September 30, 2001 were $145,000. At September 30, 2001 no funds were available on the Company's $1,500,000 line of credit and working capital was a negative $1,103,000. However, in October 2001, the Company refinanced its term debt and line of credit. The new term is amortized over a longer life than previously. The Company also received a $400,000 discount on its prior debt and received $300,000 additional equity funds and collected $250,000 on notes receivable.

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

October 31, 2001