Form 10-K
period 2001-12-31
RADVA CORP
filed 2002-03-28
CIK 792984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                        Drawer 2900 First Street Station
                             Radford, Virginia 24143
                                 (540) 639-2458
                           --------------------------
          Address, including zip code, and telephone number, including area code, of registrant's principal executive offices

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (par. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 2002 (see ITEM 5 for explanation of calculation): $ 418,900
                                                                  -----------

Number of shares of common stock outstanding as of March 12, 2002:  3,987,987

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant's proxy statement for its annual meeting of stockholders scheduled for April 25, 2002.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

RADVA Corporation (the "Company") was organized in 1962 as a Virginia corporation to engage in the production of molded and fabricated products from expandable polystyrene. Historically, the Company has specialized in the production of customized expanded polystyrene packaging materials used to protect products during shipment; however, the Company developed a composite building panel produced from expanded polystyrene and steel which it sold under the trademark THERMASTRUCTURE. In November, 1995, The Company sold 80% interest in its subsidiary, Thermastructure Ltd., which manufactured the building panels and had rights to market licensing rights to territories in the United States not previously licensed. During 1997, the Company reacquired 70% of common stock of Thermastructure, Ltd increasing ownership to 90% of common stock. The Company acquired the additional stock by giving up certain assets making this entire transaction a noncash transaction. The Company and minority interest of Thermastructure, Ltd transferred all of the assets and liabilities into a new company, Thermastructure XT Corp, while maintaining the same ownership percentages (90% for Company and 10% for minority interest). Thermastructure XT Corp is consolidated into Company's financial statements. During 1998, the Company acquired an additional 5% ownership in its consolidated subsidiary, Thermastructure XT Corporation. Also, during 1998, the Company and its subsidiary, Thermastructure XT, sold 95% of their assets and interest in the composite building panel system. These assets were then transferred to a newly organized company, ThermaSteel Corporation, which continues to market the system worldwide. The Company acquired the remaining 5% of Thermastructure XT Corporation in 1999 and dissolved Thermastructure XT in accordance with terms of the sale of the building panel system. The Company also has a subsidiary, Triter Corporation, which was formed for the purpose of making the triterine referenced to in the Annual Report letter.

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

CUSTOMERS

The Company's protective packaging business has a broad base of customers; however, one customer accounted for approximately 34.1% of protective packaging revenues in 2001.

BACKLOG

The Company had approximately $1,160,037 in backlog orders for protective packaging products as of December 31, 2001, compared to backlog orders of approximately $1,236,318 as of December 31, 2000. Although the Company believes that such backlog orders are firm, the purchase orders for protective packaging products generally may be canceled without cause by the customer. The Company expects to fill all of these orders during 2002.

COMPETITION

The protective packaging business is highly competitive, and some of the Company's competitors are large and have greater financial and other resources than the Company. The Company's competition in protective packaging products is primarily from four local and regional manufacturers with plants within or close to the Company's market area. The principal elements of competition in the sale of protective packaging products are price and the ability to service customers. The Company believes that its technical design facility gives it an advantage over competitors within its market area.

RESEARCH AND DEVELOPMENT

The Company maintains two laboratory and testing facilities within its manufacturing plant in Radford, Virginia. The laboratory and testing facilities, which consist of 2,000 square feet and 1,800 square feet, respectively, are used for product testing, development of new products, and quality control evaluations.

REGULATION

The Company is subject to state and federal laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act ("OSHA") and by the Environmental Protection Agency. The Company's manufacturing facilities are subject to compliance with comprehensive OSHA standards. The Company believes that its manufacturing facilities and processes are currently in compliance with OSHA and does not anticipate capital expenditures for environmental control facilities or for compliance with OSHA standards during 2002. The Company does not believe that its compliance with federal and state environmental regulations has had or will have a material effect on its capital expenditures, earnings, or competitive position.

EMPLOYEES

The Company employs approximately 110 persons. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The following table identifies and sets forth certain information about the executive officers of the Company

                  Name          Age       Position and Year of Election
                  ----          ---       -----------------------------
         Luther I. Dickens      69       Chief Executive Officer (1998)

         Stephen L. Dickens     44       President (1998)

         William F. Fry         62       Chief Financial Officer (1989)

         Michael R. Samples     49       Vice President, Manufacturing (1999)

ITEM 2.  PROPERTIES

REAL ESTATE

The real estate owned or leased by the Company and used in the Company's primary business operations is described below.

(1) The Company owns approximately 10 acres of land in Radford, Virginia, and a 71,000 square foot building located on the Radford property. The building includes approximately 5,000 square feet of office space and approximately 66,000 square feet of manufacturing space. The Radford property is subject to deeds of trust which had outstanding balances as of December 31, 2000 aggregating approximately $3,438,084.

(2) The Company owns approximately 7 acres of land in Portsmouth, Virginia, and a 74,000 square foot building located on the Portsmouth property. The building includes approximately 2,000 square feet of office space and approximately 42,000 square feet of manufacturing space. The Portsmouth property is subject to the same deed of trust referred to in (1) above which had an outstanding balance as of December 31, 2000 of approximately $3,438,084.

(3) The Company rents approximately 6,000 square feet of office space in Radford, Virginia, under a lease which requires monthly rental payments of $3,700. The property is rented to the Company by a partnership in which Mr. Dickens has an interest.

PERSONAL PROPERTY AND EQUIPMENT

The personal property and equipment at the main Radford plant and the Portsmouth plant consist principally of machinery and equipment used to produce expanded polystyrene products. The personal property and equipment at the Custom Mold Division in Radford consists of machine shop tools and pattern shop tools and related aluminum foundry equipment.

The Company owns 2 trucks and 12 trailers and leases 1 tractor which it uses to ship products to customers. The Company owns 1 van and 7 cars which it uses principally for sales and sales service functions. The Company believes that its present equipment is adequate, well maintained, and in good operating condition.

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

                                  2001                      2000                      1999
                                  ----                      ----                      ----
                             High       Low            High       Low           High           Low
                             ----       ---            ----       ---           ----           ---
First
Quarter                      7/32       13/64          17/32      3/8           1            3/4

Second
Quarter                      19/64      11/64          15/32      1/4            1 3/16      3/4


Third
Quarter                      21/64      17/64          7/16       3/16           15/16       1/2


Fourth
Quarter                      17/64       9/64           5/8       3/16             3/4       3/8


The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. There was no established public trading market for the Common Stock before June 1986.

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 12, 2002 shown on the facing page of this report was calculated as follows: the number of shares beneficially owned by the officers and directors of the Company as a group as of March 12, 2002 was subtracted from 3,987,987, the total number of shares outstanding on that date, and the resulting figure was multiplied by $.235, the average of the bid and asked prices of the Company's stock in the over-the-counter market on March 12, 2002. The foregoing calculation should not be deemed an admission that any of the officers or directors of the Company is an "affiliate" of the Company.

NUMBER OF STOCKHOLDERS

As of March 12, 2002, there were 275 record holders of the Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

SELECTED STATEMENTS OF
INCOME (LOSS) DATA:                                               Years Ended December 31,
                                             ------------------------------------------------------------------
                                              2001           2000           1999            1998           1997
                                              ----           ----           ----            ----           ----
                                                      (Dollar amounts in thousands except per share data)
Net Revenues                                  $ 9,629       $ 10,077       $ 10,186       $ 13,173        $ 10,955
Income (loss) before
  income taxes or
  extraordinary item                              (68)        (1,076)           276          1,517             209
Net income (loss)                                 277         (1,076)           276          1,517             209
Net income (loss) per
  common share                                    .07           (.27)           .07            .37             .05


SELECTED BALANCE
SHEET DATA:                                                       Years Ended December 31,
                                             ------------------------------------------------------------------
                                              2001           2000           1999            1998           1997
                                              ----           ----           ----            ----           ----
                                                               (Dollar amounts in thousands)
Working capital                               $   100       $   (800)      $    974       $  1,051        $   (679)
Net property, plant,
  and equipment                                 4,242          4,844          4,945          4,443           4,688
Total assets                                   10,562         11,486         11,963         11,890          11,192
Long-term debt (including
  current maturities)                           3,454          4,202          4,738          4,583           4,371
Stockholders' equity                            4,611          4,076          5,177          4,886           3,388

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

The following table sets forth the percentage relationship that certain items in the statements of operations bear to the net revenues of the Company for each year during the five-year period ended December 31, 2001. Additional financial information as to the Company's three industry segments is set forth in note 14 to the financial statements.

                                                                       Year Ended December 31
                                               ----------------------------------------------------------------------
                                                 2001           2000            1999           1998           1997
                                                 ----           ----            ----           ----           ----
Manufacturing net revenues                      100.0%          100.0%         100.0%          90.1%           93.7%
Licensing & related
   machinery sales                                0.0%            0.0%           0.0%           9.9%            6.3%
                                                -----           -----          -----          -----           -----
   Net revenues                                 100.0%          100.0%         100.0%         100.0%          100.0%
                                                -----           -----          -----          -----           -----
Cost and expense:
Cost of sales                                    75.5%           86.4%          74.8%          66.3%           74.1%
Shipping and sales                                8.7%            9.2%           7.4%           6.8%            7.7%
General and administrative                       13.4%           12.8%          12.6%          12.1%           12.7%
Research and development                          1.1%            0.0%           0.0%           0.2%            0.9%
                                                -----           -----          -----          -----           -----
                                                 98.7%          108.4%          94.8%          85.4%           95.4%
                                                -----           -----          -----          -----           -----

     Operating income (loss)                      1.3%           (8.4%)          5.2%          14.6%            4.6%
                                                -----           -----          -----          -----           -----

Other income (deductions)
   Interest expense                              (4.9%)          (5.2%)         (4.5%)         (3.6%)          (3.9%)
   Interest income                                1.9%            2.2%           1.7%           0.3%            0.3%
   Other                                           .4%            0.3%           0.1%           0.0%            0.0%
                                                -----           -----          -----          -----           -----

                                                 (2.6%)          (2.7%)         (2.7%)         (3.3%)          (3.6%)
                                                -----           -----          -----          -----           -----
Income (loss) before income
   taxes, extraordinary gain,
   and minority interest in subsidiary            (.7)%         (10.7%)          2.7%          11.5%            1.6%
Income tax expense                                0.0 %           0.0%           0.0%           0.0%            0.0%
Extraordinary gain                                3.6%            0.0%           0.0%           0.0%            0.0%
Minority interest in net
   loss of subsidiary                             0.0%            0.0%           0.0%           0.0%            0.3%
                                                -----           -----          -----          -----           -----

Net income (loss)                                 2.9%          (10.7)%          2.7%          11.5%            1.9%
                                                =====           =====          =====          =====           =====


2001 COMPARED TO 2000

The Company's operating income was $124,000 in 2001 compared to an operating loss of $852,000 in 2000. This dramatic improvement in operations was a result of many factors and was achieved in spite of a $448,000 reduction in revenues from $10,077,000 in 2000 to $9,629,000 in 2001. Before allocating interest or corporate overhead cost, the Radford and Portsmouth plants increased operating income by $623,000 and $598,000, respectively. This improvement in operating income resulted from a combination of increased sales prices, sharply lower costs for raw materials and increased labor efficiency.

Cost of sales, as a percent of manufacturing net revenues, decreased 10.9%, from 86.4% in 2000 to 75.5% in 2001. Among the many factors contributing to this 10.9% reduction in costs were lower raw material prices and increased labor efficiencies partly offset by increased cost for oil and gas. Raw material costs percentages decreased from 29.8% in 2000 to 21.9% in 2001 at the Company's Radford plant and decreased from 43.3% in 2000 to 38.6% in 2001 at the Company's Portsmouth plant. The higher material cost at the Portsmouth plant results from the use of a different mix of resins. Labor percentages decreased from 28.0% in 2000 to 25.4% in 2001 at the Company's Radford plant and decreased from 22.5% in 2000 to 18.7% in 2001 at the Company's Portsmouth plant.

Shipping and selling expenses decreased by .5% and general and administrative expenses increased by .6% in 2001 as compared to 2000. The Company spent $103,000 on research and development in 2001 in efforts to prepare the Company's patented new heat resistant building material, Triterine, for production and marketing which is scheduled for 2002.

The Company negotiated a $400,000 reduction in the amount owed its bank as part of a successful refinancing effort, resulting in a net extraordinary gain of $345,000.

2000 COMPARED TO 1999

The Company incurred an operating loss in 2000 of $851,922 compared to operating income of $528,294 in 1999. This reduction in operating income was a result of a margin squeeze resulting from competitive pressures and rapidly rising manufacturing costs.

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

LIQUIDITY AND CAPITAL RESOURCES

A major refinancing of the Company was accomplished in 2001 which resulted in longer amortization of the Company's long-term debt. The current portion of long-term decreased $640,000, from $793,000 at December 31, 2000 to $153,000 at December 31, 2001. Working capital increased from a negative $800,000 at December 31, 2000 to a positive $100,000 at December 31, 2001. The Company had $155,000 available on its line of credit at year-end.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

                                                                      Page

Independent Auditors' Reports.....................................     12

Balance Sheets as of December 31, 2000 and 1999...................    13-14

Statements of Operations for the Years Ended
   December 31, 2000, 1999, and 1998..............................     15

Statements of Stockholders' Equity for the Years
   Ended December 31, 2000, 1999, and 1998........................     16

Statements of Cash Flows for the Years
   Ended December 31, 2000, 1999, and 1998........................     17

Notes to Financial Statements as of December 31,
   2000, 1999, and 1998...........................................    18-27



INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule V  - Property, Plant and Equipment.......................     28

Schedule VI - Accumulated Depreciation and
   Amortization of Property, Plant, and Equipment.................     29

Schedule VIII - Valuation and Qualifying Accounts.................     30

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
RADVA Corporation

We have audited the consolidated financial statements and the consolidated financial statement schedules of RADVA Corporation and subsidiary as of and for the years ended December 31, 2001 and 2000 as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RADVA Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2001 and 2000 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Galax, Virginia
January 24, 2002

                        RADVA CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                                                       2001                 2000
                 ASSETS
Current assets:
   Cash and cash equivalents (Notes 2 and 3)                       $    69,685          $    11,048
                                                                   -----------          -----------

   Accounts and notes receivable (Notes 7 and 8)                     1,468,477            2,076,326
   Receivable - other (Notes 3)                                         83,398              233,896
   Less allowance for doubtful accounts                                 80,678               83,574
                                                                   -----------          -----------
         Net receivables                                             1,471,197            2,226,648
                                                                   -----------          -----------

   Inventories (Notes 7 and 8):
     Finished goods                                                    794,914              614,335
     Work-in-process                                                     5,210                3,333
     Raw materials and supplies                                        254,876              246,056
                                                                   -----------          -----------
         Total inventories                                           1,055,000              863,724
                                                                   -----------          -----------

   Prepaid expenses                                                    154,240              100,177
                                                                   -----------          -----------

         Total current assets                                        2,750,122            3,201,597
                                                                   -----------          -----------

Property, plant and equipment, at cost (Notes 5, 7 and 8)            9,289,112            9,724,483
Less accumulated depreciation and amortization                       5,047,304            4,880,072
                                                                   -----------          -----------
         Net property, plant and equipment                           4,241,808            4,844,411
                                                                   -----------          -----------

Other assets, at cost, less accumulated amortization:
   Investment in Thermasteel                                           261,925              261,925
   Trademark, marketing and manufacturing rights                       422,841              450,669
   Note receivable - long-term                                       2,476,016            2,432,349
   Other (Note 16)                                                     409,173              295,296
                                                                   -----------          -----------
                                                                     3,569,955            3,440,239
                                                                   -----------          -----------
                                                                   $10,561,885          $11,486,247
                                                                   ===========          ===========

                                                                 continued

                        RADVA CORPORATION AND SUBSIDIARY

                                                                                     2001                   2000
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt (Notes 3 and 8)                        $    152,662           $    792,663
   Notes payable (Note 7)                                                           1,178,860              1,311,117
   Accounts payable                                                                 1,067,750              1,615,356
   Accrued expenses (Note 6)                                                          250,489                282,053
                                                                                 ------------           ------------

         Total current liabilities                                                  2,649,761              4,001,189
                                                                                 ------------           ------------

Long-term debt, excluding current installments
   (Notes 3 and 8)                                                                  3,301,082              3,409,007
                                                                                 ------------           ------------

         Total liabilities                                                          5,950,843              7,410,196
                                                                                 ------------           ------------

Commitments, contingencies and other matters
   (Notes 8, 12, 16 and 17)

Stockholders' equity:
   Preferred stock, 8% cumulative convertible, par value $.01 per share
   ($300,000 aggregate liquidation preference);
   authorized 1,000,000 shares; issued 600,000 shares in 2001                           6,000                     --
   Common stock, par value $.01 per share; authorized
     10,000,000 shares; issued 3,987,987 and 3,987,987
     shares in 2001 and 2000                                                           39,880                 39,880
   Additional paid-in capital                                                       4,735,305              4,483,506
   Retained earnings (deficit)                                                       (170,143)              (447,335)
                                                                                 ------------           ------------

         Total stockholders' equity                                                 4,611,042              4,076,051
                                                                                 ------------           ------------
                                                                                 $ 10,561,885           $ 11,486,247
                                                                                 ============           ============



See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                      2001               2000               1999
Net revenues:
   Manufacturing net revenues                                     $  9,629,272       $ 10,076,832       $ 10,185,809
                                                                  ------------       ------------       ------------
Costs and expenses:
   Cost of sales                                                     7,269,170          8,705,360          7,615,767
   Shipping and selling expenses                                       838,274            930,941            749,242
   General and administrative expenses                               1,294,145          1,292,453          1,288,645
   Research and development expenses (Note 14)                         103,309                 --              3,861
                                                                  ------------       ------------       ------------
                                                                     9,504,898         10,928,754          9,657,515
                                                                  ------------       ------------       ------------
         Operating income (loss)                                       124,374           (851,922)           528,294
                                                                  ------------       ------------       ------------

Other income (expense):
   Interest expense                                                   (468,804)          (529,135)          (461,236)
   Interest income                                                     185,138            226,175            169,341
   Other                                                                37,291             26,743             16,200
                                                                  ------------       ------------       ------------
                                                                      (246,375)          (276,217)          (275,695)
                                                                  ------------       ------------       ------------

                                                                      (122,001)        (1,128,139)           252,599
                                                                  ------------       ------------       ------------

Gain (loss) on sale of assets:
   Equipment                                                             6,149             (2,000)            23,653
   Real estate                                                          47,761             54,227                 --
                                                                  ------------       ------------       ------------
                                                                        53,910             52,227             23,653
                                                                  ------------       ------------       ------------
Income (loss) before income taxes and extraordinary item               (68,091)        (1,075,912)           276,252

Provision for income taxes (Note 9)                                         --                 --                 --
                                                                  ------------       ------------       ------------

     Net income (loss) before extraordinary item                       (68,091)        (1,075,912)           276,252

Extraordinary item (Note 15):
   Gain on early extinguishment of debt
     (less income tax benefit of $-0-)                                 345,283               --                 --
                                                                  ------------       ------------       ------------
     Net income (loss)                                            $    277,192       $ (1,075,912)      $    276,252
                                                                                     ============       ============

Income per common share (Note 18): Basic earnings per share:
     Income (loss) before extraordinary item                      $       (.02)      $       (.27)      $        .07
                                                                  ============       ============       ============

     Extraordinary item                                           $        .09       $         --       $         --
                                                                  ============       ============       ============


     Net income (loss)                                            $        .07       $       (.27)      $        .07
                                                                  ============       ============       ============


Diluted earnings per share:
     Income (loss) before extraordinary item                      $       (.02)      $       (.27)      $        .07
                                                                  ============       ============       ============

     Extraordinary item                                           $        .08       $         --       $         --
                                                                  ============       ============       ============

                                                                                                        ============
     Net income (loss)                                            $        .06       $       (.27)      $        .07
                                                                  ============       ============       ============


Weighted average number of shares outstanding:
         Basic                                                       3,987,987          4,005,360          4,059,352
         Diluted                                                     4,187,987          4,005,360          4,059,352


See notes to consolidated financial statements

                        RADVA CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                      ADDITIONAL        RETAINED            TOTAL
                                   PREFERRED          COMMON           PAID-IN          EARNINGS        STOCKHOLDERS'
                                     STOCK            STOCK            CAPITAL          (DEFICIT)          EQUITY
                                   ---------         -------          --------          ---------       -------------
Balance at December 31, 1998      $        --    $      40,857       $ 4,493,129       $   352,325       $ 4,886,311
Treasury stock                             --             (384)          (36,492)               --           (36,876)
Purchase of subsidiary                     --               --            51,504                --            51,504
Net income                                 --               --                --           276,252           276,252
                                  -----------      -----------       -----------       -----------       -----------
Balance at December 31, 1999               --           40,473         4,508,141           628,577         5,177,191
Treasury stock                             --             (593)          (24,635)               --           (25,228)
Net income                                 --               --                --        (1,075,912)       (1,075,912)
                                  -----------      -----------       -----------       -----------       -----------

Balance at December 31, 2000               --           39,880         4,483,506          (447,335)        4,076,051
Issued stock                            6,000               --           251,799                --           257,799
Treasury stock                             --               --                --                --                --
Net income                                 --               --                --           277,192           277,192
                                  -----------      -----------       -----------       -----------       -----------

Balance at December 31, 2001      $     6,000      $    39,880       $ 4,735,305       $  (170,143)      $ 4,611,042
                                  ===========      ===========       ===========       ===========       ===========




See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                        2001              2000              1999
Cash flows from operating activities:
   Net income (loss)                                                $   277,192       $(1,075,912)      $   276,252

   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation                                                     654,850           670,003           596,566
       Amortization                                                      50,693            46,875            41,721
       Allowance for doubtful accounts                                   (2,896)          (42,358)           12,792
       (Gain) loss on sale of assets                                    (53,910)          (52,227)          (23,653)
       Changes in assets and liabilities:
         Decrease (increase) in accounts and notes receivable           607,849           568,651          (295,091)
         Decrease (increase) in receivable - other                      150,498           (11,384)          259,377
         Decrease (increase) in inventories                            (191,276)          (44,273)          113,269
         Decrease (increase) in prepaid expenses                        (54,063)          (52,066)          (12,979)
         Decrease (increase) in other current assets                         --            40,784            (1,646)
         Decrease (increase) in note receivable - noncurrent            (43,667)          (98,059)          147,674
         Decrease (increase) in other assets                           (136,742)          (63,192)          (40,043)
         Increase (decrease) in accounts payable                       (547,606)          717,051          (166,092)
         Increase (decrease) in accrued expenses                        (31,564)           11,029          (137,157)
                                                                    -----------       -----------       -----------
           Net cash provided by (used in) operating activities          679,358           614,922           770,990
                                                                    -----------       -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of assets                                          83,473            69,776            23,653
   Capital expenditures on equipment                                    (81,810)         (586,510)       (1,099,022)
   Purchase minority interest in subsidiary                                  --                --           (42,813)
                                                                    -----------       -----------       -----------
           Net cash provided by (used) in investing activities            1,663          (516,734)       (1,118,182)
                                                                    -----------       -----------       -----------

Cash flows from financing activities:
   Net proceeds (payments) on notes payable                            (132,257)          432,913            24,000
   Proceeds from issuance of long-term debt                           3,450,000           170,990           806,904
   Principal payments under long-term debt                           (4,197,926)         (707,627)         (651,404)
   Issuance of Series A 8.00% preferred stock                           257,799                --                --
   Purchase of Treasury stock                                                --           (25,228)          (36,876)
                                                                    -----------       -----------       -----------
           Net cash provided by financing activities                   (622,384)         (128,952)          142,624
                                                                    -----------       -----------       -----------

Net increase (decrease) in cash                                          58,637           (30,764)         (204,568)

Cash and cash equivalents at beginning of year                           11,048            41,812           246,380
                                                                    -----------       -----------       -----------

Cash and cash equivalents at end of year                            $    69,685       $    11,048       $    41,812
                                                                    ===========       ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                           $   454,814       $   525,600       $   465,086
                                                                    ===========       ===========       ===========
   Cash paid during the year for income taxes                       $        --       $     8,370       $     4,407
                                                                    ===========       ===========       ===========


See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

RADVA Corporation and subsidiary (the Company) are custom designers of material handling solutions and manufacturers of protective packaging materials and containers. The Company operates facilities in Radford and Portsmouth, Virginia.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Triter Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation (see Note 21).

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

Other assets

Included in other assets are patents, loan costs and marketing and manufacturing rights, which are amortized over their respective estimated lives, and trademark rights, which are amortized over 12 years. Accumulated amortization was $1,433,329 and $1,382,636 as of December 31, 2001 and 2000, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment (continued)

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

Revenue Recognition

Net revenues represent sales of protective packaging materials and containers. Revenues from sales are recognized upon completion of the transaction.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                                       2001         2000          1999
Petty cash and non-interest bearing accounts                         $ 69,685     $ 11,048      $ 41,812
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

The estimated fair values of the Company's financial instruments as of December 31, 2001 are as follows:

                                                                                 2001
                                                                  -----------------------------------
                                                                  Carrying Amount          Fair Value
                                                                  ---------------          ----------
Cash and cash equivalents                                              $   69,685          $   69,685
Receivable - other                                                         83,398              83,398
Long-term debt                                                          3,453,744           3,453,744

NOTE 4.  RECEIVABLES

Information about impaired receivables as of and for the years ended December 31, 2001 and 2000 is as follows:

                                                                          2001                  2000
   Receivables for which there is a related
     allowance for bad debts                                             $ 48,000            $  48,000
   Receivables for which there is no related
     allowance for bad debts                                                   --                   --
                                                                         --------            ---------
       Total impaired receivables                                        $ 48,000            $  48,000
                                                                         ========            =========
   Related allowance for possible bad debts                              $ 36,000            $  24,000
                                                                         ========            =========
   Average balance (based on beginning and
     ending of year)                                                     $ 48,000            $  48,000
                                                                         ========            =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                                                       2001           2000
       Land and improvements                                                       $   211,188    $   171,846
       Buildings and improvements                                                    3,085,539      3,120,520
       Machinery and equipment                                                       5,308,443      5,758,819
       Transportation equipment                                                        372,129        372,129
       Office equipment                                                                311,813        301,169
                                                                                   -----------    -----------
                                                                                   $ 9,289,112    $ 9,724,483
                                                                                   ===========    ===========

NOTE 6.  ACCRUED EXPENSES

Accrued expenses are composed of the following:

                                                                                        2001           2000
       Payroll and employee benefits                                               $   205,683    $   203,723
       Interest                                                                         18,841          4,851
       Customer deposits                                                                   794            794
       Other                                                                            25,171         72,685
                                                                                   -----------    -----------
                                                                                   $   250,489    $   282,053
                                                                                   ===========    ===========

NOTE 7.  NOTES PAYABLE

A summary of notes payable follows:

                                                                                        2001           2000
       Line of credit with commercial bank, $1,500,000
       limit, interest at prime (*)                                                $        --    $ 1,311,117

       Line of credit with commercial lender, $1,500,000 limit, interest at prime plus 2.25%, secured by all of
       the Company's assets                                                          1,178,860             --
                                                                                   -----------    -----------
                                                                                   $ 1,178,860    $ 1,311,117
                                                                                   ===========    ===========

The Company was not in compliance with certain financial and reporting requirements of the line of credit agreement, indicated above by (*), as of December 31, 2000; however, waivers from the bank were granted until June 1, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  LONG-TERM DEBT

A summary of long-term debt follows:

                                                                                         2001                  2000

   Installment note payable due in monthly installments of $329,
   including interest, with various at 3.9%; collateralized by equipment.              $        --         $     1,953

   Installment note payable with financing company, due in monthly installments of $16,404, including interest at 7.295%; collateralized
   by equipment.                                                                                --             258,918

   Installment note payable, due in monthly installments of $500, including interest at 10.625%; collateralized by a deed of trust on
   certain real estate.                                                                         --              20,029

   Installment note payable, due in monthly installments of $428,
   including interest at 8.5%; collateralized by equipment.                                     --                 846

   Installment note payable to bank, due in monthly installments of
   $11,905, including interest at prime; collateralized by equipment.(*)                        --             606,642

   Installment note payable to bank, due in monthly installments of
   $27,533, including interest at prime; collateralized by real estate.(*)                      --           2,588,133

   Installment note payable to bank, due in monthly installments of
   $4,762, including interest at prime; collateralized by equipment.(*)                         --             220,535

   Installment note payable to bank, due in monthly installments of
   $5,556, including interest at prime; collateralized by equipment.(*)                         --             366,667

   Installment note payable, due in monthly installments of $23,100,
   including interest at 19.5%; collateralized by equipment.                                    --             117,683

   Installment note payable to bank, due in variable monthly installments, including interest at prime plus 2.25% (7.75% at
   December 31, 2001); collateralized by all of the Company's assets.                    1,996,433                  --

   Installment note payable to bank, due in monthly installments of
   $17,402, including interest at prime plus 2.25% (7.75% at
   December 31, 2001); collateralized by all of the Company's assets.                    1,441,651                  --

   Installment note payable to bank, due in monthly installments of
   $527, including interest at 9.5%; collateralized by equipment.                           15,660              20,264
                                                                                       -----------         -----------
         Total long-term debt                                                            3,453,744           4,201,670
   Less current installments of long-term debt                                             152,662             792,663
                                                                                       -----------         -----------
         Long-term debt, excluding current installments                                $ 3,301,082         $ 3,409,007
                                                                                       ===========         ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all real property, equipment, accounts receivable and inventory are pledged as collateral on various debt instruments.

The Company was not in compliance with certain financial and reporting requirements of certain notes payable to bank, indicated above by (*), as of December 31, 2000; however, waivers from the bank were granted until June 1, 2001.

The aggregate principal maturities of long-term debt during each of the five years subsequent to December 31, 2001 follows:

         Years Ended December 31,

               2002                         $  152,662
               2003                            161,299
               2004                            174,320
               2005                            182,091
               2006                            196,715
               Thereafter                    2,586,657
                                            ----------
                                            $3,453,744

NOTE 9. INCOME TAX MATTERS

Net deferred tax assets and liabilities consist of the following components as of December 31, 2001 and 2000:

                                                             2001             2000
       Deferred tax assets:
         Bad debt allowance                               $  30,658         $  31,758
         Accrued expenses                                    25,857            27,495
         Bonuses                                              3,792             2,193
         Inventory allowance                                 16,226            15,258
         Contributions carryover                              8,182             8,175
         Loss carryforward                                  757,646           884,286
         Minimum tax credit carryforward                     32,655            24,285
                                                          ---------         ---------
                                                            875,016           993,450
         Less valuation allowance                           589,188           688,433
                                                          ---------         ---------
                                                          $ 285,828         $ 305,017
                                                          =========         =========
       Deferred tax liabilities:
         Property and equipment                           $ 285,828         $ 305,017
                                                          =========         =========
                                                          $      --         $      --
                                                          =========         =========

As noted, the deferred tax assets equal the deferred tax liabilities resulting in no effect on the income statement or stockholders' equity for the year.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2001, 2000 and 1999 due to the following:

                                                              2001            2000            1999

Computed "expected" tax benefit                            $  91,355       $      --       $  90,988
Non-deductible expenses                                       22,882             150          18,090
State income taxes, net of federal income tax benefit         13,305              --          13,047
Benefit of operating loss carryforward                      (127,542)           (150)       (122,125)
                                                           ---------       ---------       ---------
                                                           $      --       $      --       $      --
                                                           =========       =========       =========

NOTE 10.  RETIREMENT PLANS

The Company has a profit sharing plan (the Plan) which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to its profit sharing plan are at Company's discretion. The Plan is a qualified plan under applicable sections of the Internal Revenue Code. Profit sharing expense for the period ended December 31, 2001, 2000 and 1999 was $ -0-.

The Company adopted a 401K retirement plan during 1998 which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to the plan are made at a rate of 25% of each employee's contribution up to a maximum of 4% of each employee's earnings for the year. The plan is a qualified plan under applicable sections of the Internal Revenue Code. Company contributions for the year ended December 31, 2001 and 2000 was $14,332 and $15,785, respectively.

NOTE 11.  RELATED PARTY TRANSACTIONS

The Company rents office space from Chuckatuck, a partnership in which the Company's Chief Executive Officer is a partner. The lease is for a five-year period which ends December 31, 2003. The present lease payment is $3,700 per month and the minimum lease obligation for 2002 and 2003 is $44,400 each year.

The Company's Chief Executive Officer is personally guaranteeing the notes payable of the company.

NOTE 12.  OPERATING LEASES

The Company leases certain of its manufacturing and office facilities and equipment. Rental expense for the years ended December 31, 2001, 2000 and 1999 was $123,719, $155,698, and $160,130, respectively. Other than the lease for office space (see Note 11) the leases are on a month to month basis. The Company continues to lease these facilities, including the office space, for $4,685 per month.

NOTE 13.  MAJOR CUSTOMER AND SUPPLIER

The percentage of net revenue attributable to the Company's major customers (exceeding 10% of total revenues) is 34.1% for 2001, 31.8% for 2000, and 33.3% for 1999.

The percentage of cost of sales attributable to the Company's major suppliers (exceeding 10% of total cost of sales) is 34.7% for 2001, 31.1% for 2000 and 38.1% for 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. RESEARCH AND DEVELOPMENT

The Company has incurred costs in developing a patented structural material called Triterine. The Company intends to market this to construction companies as a load-bearing wall, as roofing material and as flooring material.

NOTE 15.  EXTRAORDINARY ITEM

The Company was not in compliance with certain financial and reporting requirements of certain line of credit agreements and notes payable to the bank as of December 31, 2000; however, waivers from the bank were granted until June 1, 2001.

During the year the Company extinguished this debt. As part of extinguishing this debt the Company negotiated a reduction in the amount owed by $400,000. This resulted in a gain to the Company. The gain is reflected in the income statement net of related cost.

The Company obtained funds to extinguish this debt by issuing preferred stock and obtaining additional financing from another commercial lender.

NOTE 16.  OTHER ASSETS - OTHER

Other assets - other consist of the following:

                                               2001                  2000                   1999
       Deposits                             $ 15,600               $ 15,600               $ 15,600
       Loan costs                            151,159                 45,371                 51,395
       Patent costs                           66,760                 42,343                 42,343
       Investment in Pereslav                 55,000                 55,000                 55,000
       Material rights                       120,654                136,835                136,835
       Other                                      --                    147                    147
                                            --------               --------               --------
                                            $409,173               $295,296               $251,151
                                            ========               ========               ========

NOTE 17.  CONTINGENCIES

Debt assumption:

On April 1, 1997 Company reacquired certain real estate of Thermastructure, Ltd. by assuming obligations owed to the Industrial Development Authority (IDA) amounting to $775,818.

As of December 31, 2000 Company remains primarily liable on debt assumed as part of transfer of certain real estate. Outstanding balance on this debt amounted to $532,375 as of December 31, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period and the number of equivalent shares assumed outstanding under the Company's stock option plans and convertible preferred stock outstanding.

Options held to purchase 400,000 common shares at $.81 were not dilutive and were outstanding at December 31, 2000 and 1999. These shares are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares. Diluted earnings per share was calculated as follows:

The Company has 600,000 shares of 8% cumulative convertible preferred stock outstanding. The preferred stock is convertible into common stock based on its liquidation amount ($.50 per share of $300,000) plus any accrued and unpaid dividends (none as of 12/31/01). The conversion price for the common stock is $0.50 per share which equates to 600,000 shares of common stock potentially being issued.

                                                                        2001                     2000
                                                                    -----------               -----------
Net income (loss) to common stockholders                            $   277,192               $(1,075,912)
                                                                    ===========               ===========
Weighted average common shares outstanding                            3,987,987                 4,005,360

Share equivalents, due to stock options                                      --                        --
Share equivalents, due to convertible preferred stock                   200,000                        --
                                                                    -----------               -----------
                                                                      4,187,987                 4,005,360
                                                                    ===========               ===========
Net income per share-diluted                                        $       .06               $      (.27)
                                                                    ===========               ===========

NOTE 19.  STOCK OPTION PLANS

The Company has two Stock Option Plans, the 1998 Stock Option Plan and the 1998 Non-employee Directors Stock Option Plan. Both Plans contained retroactive effective dates of July 8, 1998 and September 28, 1998, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's Stock Option Plans as of December 31, 2001, and the changes during the year is presented below:

                              FIXED OPTIONS                             SHARES         WEIGHTED-AVERAGE EXERCISE PRICE
           -------------------------------------------------           ---------       -------------------------------
           January 1, 2001                                               400,000                   $ .81
           Granted                                                            --                      --
           Exercised                                                          --                      --
           Forfeited                                                          --                      --
                                                                       ---------
           December 31, 2001                                             400,000                   $ .81
                                                                       =========

           Exercisable at December 31, 2001                              400,000                   $ .81

           Options available for grant at December 31, 2001              100,000                   $ .81

The range of option prices for options outstanding as of December 31, 2001, was $.81 with a weighted average remaining contractual life of approximately 7 years.

If the Company had used the fair value based method of accounting for its Employee Stock Option Plan, as prescribed by Statements of Financial Accounting Standards No. 123, compensation cost in net income for the year ended December 31, 2001 would have increased by $324,000, resulting in net loss of $(46,808), net of tax. The basic and diluted earnings per share would have been $(.01).

The fair value of each option grant of $.81 is estimated on the date of grant using the exercise price since fair value could not be reasonably estimated at grant date.

NOTE 20.  STOCK REPURCHASE PLAN

Board of Directors has authorized the Company to repurchase up to 200,000 shares of the Company's common stock. The Company has purchased 187,240 shares pursuant to the Stock Repurchase Plan.

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

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                          OTHER
                                      BALANCE                                            CHANGES
                                         AT                                               ADD              BALANCE
                                     BEGINNING        ADDITIONS                         (DEDUCT)           AT END
     CLASSIFICATION                   OF YEAR          AT COST       RETIREMENTS        (A) (B)            OF YEAR
     --------------                 -----------      ----------      -----------       ----------        -----------
Year ended December 31, 1999:

   Land and improvements           $   182,508      $     1,887      $        --       $        --       $   184,395
   Buildings and improvements        3,051,235           60,718               --                --         3,111,953
   Machinery and equipment           4,312,478          936,125           34,638                --         5,213,965
   Transportation equipment            338,915           59,590           32,545                --           365,960
   Office equipment                    249,124           40,702               --                --           289,826
                                   -----------      -----------      -----------       -----------       -----------

                                   $ 8,134,260      $ 1,099,022      $    67,183       $        --       $ 9,166,099
                                   ===========      ===========      ===========       ===========       ===========

Year ended December 31, 2000:

   Land and improvements           $   184,395      $        --      $    12,549       $        --       $   171,846
   Buildings and improvements        3,111,953            8,567               --                --         3,120,520
   Machinery and equipment           5,213,965          544,854               --                --         5,758,819
   Transportation equipment            365,960           21,746           15,577                --           372,129
   Office equipment                    289,826           11,343               --                --           301,169
                                   -----------      -----------      -----------       -----------       -----------

                                   $ 9,166,099      $   586,510      $    28,126       $        --       $ 9,724,483
                                   ===========      ===========      ===========       ===========       ===========

Year ended December 31, 2001:

   Land and improvements           $   171,846      $    46,000      $     6,658       $        --       $   211,188
   Buildings and improvements        3,120,520           10,333           45,314                --         3,085,539
   Machinery and equipment           5,758,819           14,833               --          (465,209)        5,308,443
   Transportation equipment            372,129               --               --                --           372,129
   Office equipment                    301,169           10,644               --                --           311,813
                                   -----------      -----------      -----------       -----------       -----------

                                   $ 9,724,483      $    81,810      $    51,972       $  (465,209)      $ 9,289,112
                                   ===========      ===========      ===========       ===========       ===========



(A) During 2001, the Company removed fully depreciated assets that were no longer in service.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                          OTHER
                                      BALANCE                                            CHANGES
                                         AT                                               ADD              BALANCE
                                     BEGINNING        ADDITIONS                         (DEDUCT)           AT END
     CLASSIFICATION                   OF YEAR          AT COST       RETIREMENTS        (A) (B)            OF YEAR
     --------------                 -----------      ----------      -----------       ----------        -----------
Year ended December 31, 1999:

   Land and improvements           $    24,331      $        --      $        --       $        --       $    24,331
   Buildings and improvements        1,251,651          111,773               --                --         1,363,424
   Machinery and equipment           2,070,559          384,043           34,638                --         2,419,964
   Transportation equipment            177,908           70,880           32,545                (1)          216,242
   Office equipment                    166,815           29,870               --                --           196,685
                                   -----------      -----------      -----------       -----------       -----------

                                   $ 3,691,264      $   596,566      $    67,183       $        (1)      $ 4,220,646
                                   ===========      ===========      ===========       ===========       ===========

Year ended December 31, 2000:

   Land and improvements           $    24,331      $        --      $        --       $        --       $    24,331
   Buildings and improvements        1,363,424          112,596               --                --         1,476,020
   Machinery and equipment           2,419,964          452,095               --                --         2,872,059
   Transportation equipment            216,242           71,282           10,577                --           276,947
   Office equipment                    196,685           34,030               --                --           230,715
                                   -----------      -----------      -----------       -----------       -----------

                                   $ 4,220,646      $   670,003      $    10,577       $        --       $ 4,880,072
                                   ===========      ===========      ===========       ===========       ===========

Year ended December 31, 2001:

   Land and improvements           $    24,331      $        --      $        --       $        --       $    24,331
   Buildings and improvements        1,476,020          104,334           22,409                --         1,557,945
   Machinery and equipment           2,872,059          465,522               --          (465,209)        2,872,372
   Transportation equipment            276,947           57,603               --                --           334,550
   Office equipment                    230,715           27,391               --                --           258,106
                                   -----------      -----------      -----------       -----------       -----------

                                   $ 4,880,072      $   654,850      $    22,409       $  (465,209)      $ 5,047,304
                                   ===========      ===========      ===========       ===========       ===========


(A) During 2001, the Company removed fully depreciated assets that were no longer in service.

                        RADVA CORPORATION AND SUBSIDIARY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                        ADDITIONS
                                                 ------------------------
                                    BALANCE       CHARGED        CHARGED
                                      AT            TO             TO                        BALANCE
                                   BEGINNING     COST AND         OTHER                      AT END
   DESCRIPTION                      OF YEAR      EXPENSES       ACCOUNTS   DEDUCTIONS (A)    OF YEAR
   -----------                     ---------     --------       --------   --------------    -------
Year ended December 31, 1999:
   Allowance for doubtful
     accounts                      $113,140      $ 17,957      $      --      $  5,165      $1,125,932
                                   ========      ========      =========      ========      ==========

Year ended December 31, 2000:
   Allowance for doubtful
     accounts                      $125,932      $ 59,982      $      --      $102,340      $   83,574
                                   ========      ========      =========      ========      ==========

Year ended December 31, 2001:
   Allowance for doubtful
     accounts                      $ 83,574      $ 79,187      $      --      $ 82,083      $   80,678
                                   ========      ========      =========      ========      ==========



(A) Represents uncollectible amounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Company's directors is incorporated by reference to material contained under the heading "Election of Directors" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 25, 2002.

Information as to the Company's executive officers is set forth under the heading "Executive Officers" in ITEM 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information as to executive compensation is incorporated by reference to material contained under the headings "Cash Compensation" and "Compensation Plans" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 25, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information as to the security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 25, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 25, 2002.

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

                                            RADVA Corporation


Dated:   March 25, 2002                  By /s/ Luther I. Dickens
                                            ----------------------------------
                                            Luther I. Dickens
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   March 25, 2002                  By /s/ Luther I. Dickens
                                            ----------------------------------
                                            Luther I. Dickens
                                            Chief Executive Officer


Dated:  March 25, 2002                   By /s/ Rush G. Allen
                                            ----------------------------------
                                            Rush G. Allen
                                            Director

Dated:  March 25, 2002                   By /s/ J. Granger Macfarlane
                                            ----------------------------------
                                            J. Granger Macfarlane
                                            Director

Dated:  March 25, 2002                   By /s/ Stephen L. Dickens
                                            ----------------------------------
                                            Stephen L. Dickens
                                            President and Director


Dated:  March 25, 2002                   By /s/ David B. Kinney
                                            ----------------------------------
                                            David B. Kinney
                                            Director