Form 10-Q
period 2002-03-31
RADVA CORP
filed 2002-05-14
CIK 792984

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  --------------------------------------------

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  --------------------------------------------

          For Quarterly Period                     Commission File
          ended March 31, 2002                     Number  0-15464


                                RADVA CORPORATION

        (Exact name of small business issuer as specified in its charter)

                VIRGINIA                               54-0715892

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

                             3,987,987
                             ---------

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    ---       ---

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:


 INDEPENDENT ACCOUNTANTS' REPORT                              3


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2001 and March 31, 2002                4

          Statements of Operations, Three Months
          Ended March 31, 2001 and March 31, 2002             5

          Statements of Cash Flows, Three Months
          Ended March 31, 2001 and March 31, 2002             6

          Notes to Financial Statements                       7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

PERSINGER & COMPANY, L.L.C.
Certified Public Accountants

203 W. Grayson Street                                       Tel. (276) 236-8135
P.O. Box 797                                                Fax  (276) 236-0797
Galax, VA 24333


                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
RADVA Corporation
Radford, Virginia

We have reviewed the accompanying consolidated balance sheet of RADVA Corporation and subsidiary as of March 31, 2002, and December 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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



Galax, Virginia
May 10, 2002

                           RADVA CORPORATION
                             Balance Sheets
                              (Unaudited)
                             (In Thousands)

                                                  March 31       December 31
              ASSETS                                2002             2001
                                                ------------     -----------
Current assets:
   Cash..................................       $        12      $       70
                                                ------------     -----------
   Accounts and notes receivable.........             1,453           1,468
   Other Accounts Receivable.............               101              83
   Less allowance for doubtful accounts..                95              80
                                                ------------     -----------
   Net receivables.......................             1,459           1,471
                                                ------------     -----------
  Inventories:
     Finished goods......................               727             795
     Work in process.....................                 3               5
     Raw materials and supplies..........               217             255
                                                ------------      ----------
     Total inventories...................               947            1,055
                                                ------------       ----------

   Prepaid expenses......................               127             154
                                                ------------      ----------
         Total current assets............             2,545           2,750
                                                ------------      ----------

Property, plant & equipment, at cost.....             9,303           9,289
   Less accumulated depreciation.........             5,193           5,047
                                                ------------      ----------
         Net property, plant & equip.....             4,110           4,242
                                                ------------      ----------

Investment in Thermasteel Corporation....               262             262
Trademark manufacturing and
 marketing rights........................               550             423
Note receivable-noncurrent...............             2,476           2,476
Other assets.............................               291             409
                                                ------------      ----------
                                                $    10,234       $  10,562
                                                ============      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt       $       153       $     153
   Notes payable.........................             1,112           1,179
   Accounts payable......................               732           1,068
   Accrued expenses......................               301             250
                                                ------------      ----------
           Total current liabilities.....             2,298           2,650

Long-term debt, excluding current
   installments..........................             3,266           3,301
                                                ------------       ---------
           Total liabilities.............             5,564           5,951
                                                 -----------       ---------

Stockholders' equity:
   Preferred stock, 8% cumulative, par value
     .01 600,000 shares outstanding......                 6               6
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027..........                40              40
   Additional paid-in capital............             4,735           4,735
   Retained earnings.....................              (111)           (170)
                                                 -----------      ----------
            Total stockholders' equity...             4,670           4,611
                                                 -----------      ----------

                                                 $   10,234       $  10,562
                                                 ===========      ==========


See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (In Thousands, except per share data)



                                                       Three Months Ended
                                                             March 31
                                                   ----------------------------
                                                     2002                2001
                                                   -------              -------
Manufacturing net revenues..................       $ 2,236                2,666
                                                   -------              -------

Cost and expenses:
   Cost of sales............................         1,584                2,057
   Shipping and selling.....................           212                  222
   General and administrative...............           316                  310
   Research and development.................            --                   --
                                                   -------              -------
                                                     2,112                2,589
                                                   -------              -------

   Operating income.........................           124                   77
                                                   -------              -------

Other income (deductions):
   Interest expense.........................          (105)                (122)
   Other....................................            40                   96
                                                   -------              -------
                                                          )                 (26)
                                                   -------              -------


Earnings before income tax..................            59                   51

Income tax expense..........................            --                   --
                                                   -------              -------

Net earnings................................       $    59                   51
                                                   =======              =======

Earnings per common share...................       $   .01                  .01
                                                   =======              =======

See accountants' report and accompanying notes to financial statements.

                               RADVA CORPORATION

                            Statements of Cash Flows
                           Three Months Ended March 31
                                   (Unaudited)
                                 (In Thousands)

                                                         2002            2001
                                                         -----           -----
Cash flows from operating activities:
   Net income (loss)................................     $  59           $  51
                                                         -----           -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation..................................       146             167
      Amortization..................................        14              13
      Gain on sale of assets........................        --             (22)
     Change in assets and liabilities:
       Decrease (Increase) in net receivables.......        12            (151)
       Decrease (Increase) in inventories...........       108              20
       Decrease (Increase) in prepaid expenses......        27              --
       Increase in other current assets.............        --              (6)
       Increase in notes receivable-noncurrent......        --             (21)
       Decrease (Increase) in other assets..........       (23)            (49)
       Increase (Decrease) in accounts payable......      (336)            231
       Increase (Decrease) in accrued expenses......        51              (8)
                                                         -----           -----
         Total adjustments..........................        (1)            174
                                                         -----           -----

         Net cash from operating activities.........        58             225
                                                         -----           -----

Cash flows from investing activities:
   Proceeds from sale of assets.....................        --              45
   Capital expenditures for equipment and other
     long-term assets...............................       (14)             (3)
                                                         -----           -----
         Net cash from investing activities.........       (14)             42
                                                         -----           -----

Cash flows from financing activities:
   Proceeds from notes payable......................        --              91
   Principal payments on notes payable..............       (67)             --
   Proceeds from long-term debt ....................        --              --
   Principal payments under long-term debt..........       (35)           (366)
                                                         -----           -----

         Net cash from financing activities.........      (102)           (275)
                                                         -----           -----

Net increase (decrease) in cash.....................       (58)             (8)

Cash at January 1...................................        70              11
                                                         -----           -----

Cash at March 31....................................     $  12           $   3
                                                         =====           =====



     See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 2002

(1)  General

     The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2)  Property, Plant and Equipment

     A summary of property, plant and equipment follows:

     Land and improvements.............................         $  211,188
     Buildings and improvements........................          3,092,074
     Machinery and equipment...........................          5,315,861
     Transportation equipment..........................            372,130
     Office equipment..................................            311,813
                                                                ----------
                                                                $9,303,066
                                                                ==========

(3)  Accrued Expenses

     Accrued expenses are comprised of the following:

     Payroll and employment benefits...................         $  165,484
     Other.............................................            135,593
                                                                ----------
                                                                $  301,077
                                                                ==========
(4)  Notes Payable

     Line of credit with commercial bank,
     $1,500,000 limit, interest variable
     (7.00% at March 31, 2002).........................         $1,112,257
                                                                ----------
                                                                $1,112,257
                                                                ==========

(5)  Long-term Debt

     A summary of long-term debt follows:

     Installment note payable to bank, due in variable
     monthly installments, including interest at prime
     plus 2.25% (7.00% at March 31, 2002);
     collateralized by all of the company's assets.              1,987,742

     Installment note payable to bank, due in monthly
     installments of $17,402, including interest at
     prime plus 2.25% (7.00% at March 31, 2002);
     collateralized by all of the company's assets.              1,416,063

     Installment note payable to bank, due in
     monthly installments of $527, including
     interest at 9.5%; collateralized by
     equipment.                                                     14,440
                                                                ----------

              Total long-term debt                               3,418,245

     Less current installments of long-term debt                   152,662
                                                                ----------

              Long-term debt, excluding current installments    $3,265,583
                                                                ==========

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations


         The Company was able to moderately increase profits from $51,000 in the first quarter of 2001 to $59,000 in the first quarter of 2002 in spite of a reduction in revenues of $430,000. These results were the result of many factors, including cost controls, reduced energy cost and falling interest rates.

         Cost of sales, as a percentage of revenues, decreased by 6.4%, from 77.2% in the first quarter of 2001 to 70.8% in the first quarter of 2002. This reduction was primarily the result of reduced energy costs which accounted for 4.7% of the reduction of 6.4% in the overall reduction in cost of sales cost percentages.

         Shipping and selling expenses decreased slightly as a result of reduced sales revenues. General and administrative expenses increased by $6,000 as a reflection of modest inflationary pressures. A $17,000 reduction in interest costs resulted from reductions of the prime interest rate on which the Company's credit line and term debt are based.


Liquidity and Capital Resources

         At March 31, 2002 the balance available on the Company's $1,500,000 line of credit was $187,954 and working capital was $247,000. Management believes that cash flow will be adequate to satisfy 2002 needs.

PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings

          See item 3 of the Company's Form 10-K for the fiscal year ended December 31, 2001.

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


                                        RADVA CORPORATION

                                        /s/ William F. Fry
                                        -------------------------------
                                        William F. Fry
                                        Secretary/Treasurer



May 8, 2002