Form 10-Q
period 2002-06-30
RADVA CORP
filed 2002-08-14
CIK 792984

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

                 For Quarter Ended              Commission File
                   June 30, 2002                Number 0-15464

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


At July 31, 2002, there were 3,987,987 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number

 PART I.  FINANCIAL INFORMATION:

 INDEPENDENT ACCOUNTANTS' REPORT                              3

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2001 and June 30, 2002                 4

          Statements of Operations, Three Months
          and Six Months Ended June 30, 2001 and
          June 30, 2002                                       5

          Statements of Cash Flows, Six Months
          Ended June 30, 2001 and June 30, 2002               6

          Notes to Financial Statements                      7-8


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9



PART II.  OTHER INFORMATION                                  10

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
RADVA Corporation
Radford, Virginia

We have reviewed the accompanying consolidated balance sheet of RADVA Corporation and subsidiary as of June 30, 2002, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

Persinger & Co. LLC

Galax, Virginia
August 12, 2002

                               RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                      June 30        December 31
              ASSETS                                    2002             2001
                                                      -------        -----------
Current assets:
   Cash .....................................         $     73         $     70
                                                      --------         --------
   Accounts and notes receivable ............            1,115            1,469
   Other accounts receivable ................              106               83
   Less allowance for doubtful accounts .....              101               81
                                                      --------         --------
   Net receivables ..........................            1,120            1,471
                                                      --------         --------

  Inventories:
     Finished goods .........................              810              795
     Work in process ........................               13                5
     Raw materials and supplies .............              278              255
                                                      --------         --------
     Total inventories ......................            1,101            1,055
                                                      --------         --------

   Prepaid expenses .........................               96              154
   Other current assets .....................                2             --
                                                      --------         --------
         Total current assets ...............            2,392            2,750
                                                      --------         --------

Property, plant & equipment, at cost ........            9,341            9,289
   Less accumulated depreciation ............            5,339            5,047
                                                      --------         --------
         Net property, plant & equip ........            4,002            4,242
                                                      --------         --------

Investment in Thermasteel Corporation .......              558              262
Trademark, manufacturing, and marketing
   rights ...................................              409              423
Note receivable-noncurrent ..................            2,540            2,476
Other assets ................................              396              409
                                                      --------         --------
                                                      $ 10,297         $ 10,562
                                                      ========         ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ...         $    153         $    153
   Notes payable ............................            1,193            1,179
   Accounts payable .........................              741            1,068
   Accrued expenses .........................              197              250
                                                      --------         --------
          Total current liabilities .........            2,284            2,650
                                                      --------         --------

Long-term debt, excluding current
   installments .............................            3,216            3,301
                                                      --------         --------

         Total Liabilities ..................            5,500            5,951
                                                      --------         --------

Stockholders' equity:
   Preferred stock, 8% cumulative,
      $.01 par ..............................                6                6
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027 .............               40               40
   Additional paid-in capital ...............            4,735            4,735
   Retained earnings ........................               16             (170)
                                                      --------         --------

            Total stockholders' equity ......            4,797            4,611
                                                      --------         --------

                                                      $ 10,297         $ 10,562
                                                      ========         ========


See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                    Three Months and Six Months Ended June 30
                      (In Thousands, except per share data)



                                           Three Months Ended               Six Months Ended
                                                 June 30                         June 30
                                         -----------------------          ----------------------
                                           2002            2001            2002           2001
                                         -------          ------          ------         -------
Net Revenues:
   Manufacturing net revenues ...        $ 2,380           2,303           4,616           4,969
                                         -------          ------          ------         -------

Cost and expenses:
   Cost of sales ................          1,614           1,696           3,198           3,753
   Shipping and selling .........            243             198             455             420
   General and administrative ...            328             309             644             619
   R&D ..........................             22            --                22            --
                                         -------          ------          ------         -------
                                           2,207           2,203           4,319           4,792
                                         -------          ------          ------         -------

   Operating income (loss) ......            173             100             297             177
                                         -------          ------          ------         -------

Other income (deductions):
   Interest expense .............            (94)           (133)           (199)           (255)
   Interest income ..............             32              55              69             125
   Other ........................             16              19              19              45
                                         -------          ------          ------         -------
                                             (46)            (59)           (111)            (85)
                                         -------          ------          ------         -------

Earnings (loss) before income tax            127              41             186              92

Income tax expense ..............           --              --              --              --
                                         -------          ------          ------         -------

Net earnings (loss) .............            127              41             186              92
                                         =======          ======          ======         =======

Earnings (loss) per common share             .03             .01             .05             .02
                                         =======          ======          ======         =======




See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Cash Flows
                            Six Months Ended June 30
                                 (In Thousands)

                                                          2002         2001
                                                         -----         -----
Cash flows from operating activities:
   Net income ...................................        $ 186         $  92
                                                         -----         -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ..............................          292           334
      Amortization ..............................           28            25
      Loss (Gain) on sale of land ...............          (11)          (36)
    Change in assets and liabilities:
       Decrease (Increase) in net receivables ...          351           407
       Decrease (Increase) in inventories .......          (46)          (45)
       Decrease (Increase) in prepaid expenses ..           58             4
       Decrease (Increase) in other current
          assets ................................           (2)           (9)
       Decrease (Increase) in other assets ......         (361)         (202)
       Increase (Decrease) in accounts payable ..         (327)         (334)
       Increase (Decrease) in accrued expenses ..          (53)          (29)
          Total adjustments .....................          (71)          115
                                                         -----         -----

         Net cash from operating activities .....          115           207
                                                         -----         -----


Cash flows from investing activities:
   Purchase of Treasury Stock ...................         --            --
   Proceeds from sale of property and equipment .           57            59
   Capital expenditures for equipment and other
     long-term assets ...........................          (98)          (15)
                                                         -----         -----

         Net cash from investing activities .....          (41)           44
                                                         -----         -----

Cash flows from financing activities:
   Proceeds from notes payable ..................           14           189
   Principal payments under long-term debt ......          (85)         (463)
                                                         -----         -----

         Net cash from financing activities .....          (71)         (274)
                                                         -----         -----

Net increase (decrease) in cash .................            3           (23)

Cash at January 1 ...............................           70            11
                                                         -----         -----

Cash at June 30 .................................        $  73         $ (12)
                                                         =====         =====



See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 2002


(1)  General


The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.


(2)  Property, Plant and Equipment

     A summary of property, plant and equipment follows:

     Land and improvements.............................         $  169,565
     Buildings and improvements........................          3,106,876
     Machinery and equipment...........................          5,376,119
     Transportation equipment..........................            372,130
     Office equipment..................................            315,904
                                                                ----------
                                                                $9,340,594
                                                                ==========

(3)  Accrued Expenses


Accrued expenses are comprised of the following:

     Payroll and employment benefits...................         $  142,447
     Other.............................................             54,424
                                                                ----------
                                                                $  196,871
                                                                ==========
(4)  Notes Payable

      Line of credit with commercial bank, collateralized
      by certain accounts receivable and inventory,
      interest at prime plus 2 1/4%....................          $1,192,932
                                                                 ==========

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 2002



(5)  Long-term Debt

     A summary of long-term debt follows:

     Installment note payable to bank, due in
     variable monthly installments, including
     interest at prime plus 2.25% (7.00% at
     June 30, 2002); collateralized by all
     of the company's assets.                                                 $ 1,974,108

     Installment note payable to bank, due in
     monthly installment of $17,402, including
     interest at prime plus 2.25% (7.00% at
     June 30, 2002); collateralized by all
     of the company's assets.                                                   1,381,073

     Installment note payable to bank, due in
     monthly installments of $527, including
     interest at 9.5%; collateralized
     by equipment                                                                  13,191
                                                                              -----------

              Total long-term debt                                              3,368,372

     Less current installments of long-term debt                                  152,662
                                                                              -----------

     Long-term debt, excluding current installments                           $ 3,215,710
                                                                              ===========

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations - Six months ended June 30, 2001
    Compared to the six months ended June 30, 2002


The Company earned a net profit of $186,000 in the first six months of 2002 compared to net income of $92,000 in the first six months of 2001. This improvement in operations was achieved in spite of a $353,000 reduction in revenues from $4,969,000 for the six months ended June 30, 2001 to $4,616,000 for the six months ended June 30, 2002.

Cost of sales, as a percent of manufacturing revenues, was down 6.2%, from 75.5% for the six months ended June 30, 2001 to 69.3% for the six months ended June 30, 2002. The most significant factors contributing to this reduction in cost of sales were reduced costs of manufacturing labor of $75,000 and gas and oil costs of $233,000 at the Company's Radford and Portsmouth plants.

Shipping and selling expenses were up $35,000 for the first half of 2002. This increase was primarily due to increased freight out costs of $76,000, offset in reductions in wages, advertising and other expense categories. The increase in freight out costs resulted from a changing mix of sales increasing sales to customers on FOB destination terms.

The $25,000 increase in general and administrative expenses resulted from a combination of several relatively small factors. Research and development costs were up $22,000 as a result of the Company being quicker to write off these cost in 2002 than in 2001.

Interest cost was down $56,000 as a result of reductions in the prime interest rate on which virtually all the Company's notes payable are based.


Results of Operations - Three months ended June 30, 2001 Compared to the three months ended June 30, 2002

The factors noted above in the six month comparisons were also the factors largely contributing to differences in results for the three months ended June 30, 2001 compared to the six months ended June 30, 2002. Revenues were down $77,000 which is felt by management to be a result of generally depressed conditions in the countries manufacturing sector. However, profits increased $86,000 in the second quarter, from $41,000 for the three months ended june 30, 2001 to $127,000 for the three months ended June 30, 2002.

Cost of sales, as a percentage of manufacturing revenues, was down 5.8%, from 73.6% for the quarter ended June 30, 2001 to 67.8% for the quarter ended June 30, 2002. This reduction was primarily a result of a reduction in the cost of oil and gas of $93,000.

Shipping and selling expenses were up $45,000 primarily as a result of an increase in freight out costs due to changes in sales mix and terms. Research and development cost were up $22,000 due to quicker expensing of these activities in 2002 as compared to 2001. Interest cost was down $39,000 due to reductions in the prime interest rate on which virtually all of the Company's notes payable are based.

Liquidity and Capital Resources

At June 30, 2002, the balance available on the Company's $1,500,000 line of credit was $146,843 and working capital was $108,000. Management believes that cash flow will be adequate to satisfy 2002 needs.



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


                                        RADVA CORPORATION

                                        /s/ William F. Fry
                                        -------------------------------
                                        William F. Fry
                                        Secretary/Treasurer

July 31, 2002

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Radva Corporation (the "Company"), hereby certifies that the Company's Quarterly complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Luther I. Dickens                                     Dated: August 14, 2002
Chief Executive Officer




                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Radva Corporation (the "Company"), hereby certifies that the Company's Quarterly complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ William Fry                                           Dated: August 14, 2002
Chief Financial Officer