Form 10-Q
period 2002-09-30
RADVA CORP
filed 2002-11-15
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

             For Quarter Ended                         Commission File
             September 30, 2002                        Number  0-15464

                                RADVA CORPORATION

             (Exact name of registrant as specified in its charter)

               VIRGINIA                                    54-0715892
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


At October 16, 2002, there were 3,987,987 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:

          INDEPENDENT AUDITOR'S REPORT                        3

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2001 and September 30, 2002            4

          Statements of Operations, Three Months
          and Nine Months Ended September 30, 2001 and
          September 30, 2002                                  5

          Statements of Cash Flows, Nine Months
          Ended September 30, 2001 and September 30, 2002     6

          Notes to Financial Statements                       7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

PERSINGER & COMPANY, L.L.C.
Certified Public Accountants

203 W. Grayson Street                                   Tel.     (276) 236-8135
P.O. Box 797                                            Fax      (276) 236-0797
Galax, VA 24333



                         Independent Accountant's Report


Board of Directors
Radva Corporation
Radford, Virginia

We have reviewed the accompanying consolidated balance sheet of Radva Corporation and subsidiary as of September 30, 2002, and the related consolidated statements of income and cash flows for the three month and nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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


/s/ PERSINGER & COMPANY, L.L.C.

Galax, Virginia
November 6, 2002



                     A Virginia Limited Liability Company o
            Members American Institute of Certified Public Accounts

                                RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                     September 30     December 31
              ASSETS                                     2002            2001
                                                       --------        --------
Current assets:
   Cash ........................................       $     53        $     70
                                                       --------        --------
   Accounts and notes receivable ...............          1,119           1,469
   Other accounts receivable ...................             94              83
    Less allowance for doubtful accounts .......            113              81
                                                       --------        --------
   Net receivables .............................          1,100           1,471
                                                       --------        --------

  Inventories:
     Finished goods ............................            836             795
     Work in process ...........................             --               5
     Raw materials and supplies ................            256             255
                                                       --------        --------
     Total inventories .........................          1,092           1,055
                                                       --------        --------

   Prepaid expenses ............................             91             154
                                                       --------        --------
          Total current assets .................          2,336           2,750
                                                       --------        --------

Property, plant & equipment, at cost ...........          9,380           9,289
   Less accumulated depreciation ...............          5,488           5,047
                                                       --------        --------
         Net property, plant & equip ...........          3,892           4,242
                                                       --------        --------

Investment in Thermasteel Corporation ..........            558             262
Trademark, manufacturing, and marketing
   rights ......................................            402             423
Note receivable-noncurrent .....................          2,572           2,476
Other assets ...................................            376             409
                                                       --------        --------
                                                       $ 10,136        $ 10,562
                                                       ========        ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ......       $    153        $    153
   Notes payable ...............................          1,281           1,179
   Accounts payable ............................            690           1,068
   Accrued expenses ............................            230             250
                                                       --------        --------
          Total current liabilities ............          2,354           2,650
                                                       --------        --------

Long-term debt, excluding current
   installments ................................          3,179           3,301
                                                       --------        --------

         Total Liabilities .....................          5,533           5,951
                                                       --------        --------

Stockholders' equity:
   Preferred stock, 8% cumulative,
     Par value $.01 ............................              6               6
   Common stock of $.01 par value
     Authorized 10,000,000 shares; issued
      and outstanding 3,987,987 ................             40              40
   Additional paid-in capital ..................          4,735           4,735
   Retained earnings ...........................           (178)           (170)
                                                       --------        --------

            Total stockholders' equity .........          4,603           4,611
                                                       --------        --------

                                                       $ 10,136        $ 10,562
                                                       ========        ========

See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                 Three Months and Nine Months Ended September 30
                      (In Thousands, except per share data)


                                        Three Months Ended           Nine Months Ended
                                           September 30                September 30
                                       ---------------------       ---------------------
                                         2002         2001           2002         2001
                                       -------       -------       -------       -------
Net Revenues:
   Manufacturing net revenues ...      $ 2,185         2,250         6,801         7,219
                                       -------       -------       -------       -------
Cost and expenses:
   Cost of sales ................        1,753         1,673         4,951         5,426
   Shipping and selling .........          237           190           692           610
   General and administrative ...          316           302           960           921
   Research and development .....           18            --            40            --
                                       -------       -------       -------       -------
                                         2,324         2,165         6,643         6,957
                                       -------       -------       -------       -------

   Operating income (loss) ......         (139)           85           158           262
                                       -------       -------       -------       -------

Other income (deductions):
   Interest expense .............          (91)         (102)         (290)         (357)
   Interest income ..............           32            35           101           160
   Other ........................            4            35            23            80
                                       -------       -------       -------       -------
                                           (55)          (32)         (166)         (117)
                                       -------       -------       -------       -------


Earnings (loss) before income
  tax ...........................         (194)           53            (8)          145

Income tax expense ..............           --            --            --            --
                                       -------       -------       -------       -------

Net earnings (loss) .............         (194)           53            (8)          145
                                       =======       =======       =======       =======

Earnings (loss) per common
  share .........................         (.05)          .01            --           .04
                                       =======       =======       =======       =======



See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Cash Flows
                         Nine Months Ended September 30
                                 (In Thousands)

                                                        2002        2001
                                                       -----       -----
Cash flows from operating activities:
   Net income ...................................      $  (8)      $ 145
                                                       -----       -----
 Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ..............................        441         500
      Amortization ..............................         41          38
      Loss (Gain) on sale of equipment ..........        (12)        (32)
    Change in assets and liabilities:
       Decrease (Increase) in net receivables ...        371         334
       Decrease (Increase) in inventories .......        (37)        (93)
       Decrease (Increase) in prepaid expenses ..         63         (75)
       Decrease (Increase) in other current
          assets ................................         --          (7)
       Decrease (Increase) in other assets ......       (379)       (187)
       Increase (Decrease) in accounts payable ..       (378)       (189)
       Increase (Decrease) in accrued expenses ..        (20)          5
                                                       -----       -----
       Total adjustments ........................         90         294
                                                       -----       -----

         Net cash from operating activities .....         82         439
                                                       -----       -----


Cash flows from investing activities:
   Proceeds from sale of property and
     equipment ..................................         58          --
   Capital expenditures for equipment and other
     long-term assets ...........................       (137)        (27)
                                                       -----       -----

         Net cash from investing activities .....        (79)        (27)
                                                       -----       -----

Cash flows from financing activities:
   Proceeds from notes payable ..................        102         335
   Principal payments under long-term debt ......       (122)       (741)
                                                       -----       -----

         Net cash from financing activities .....        (20)       (406)
                                                       -----       -----

Net increase (decrease) in cash .................        (17)          6

Cash at January 1 ...............................         70          11
                                                       -----       -----

Cash at September 30 ............................      $  53       $  17
                                                       =====       =====



See accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                               September 30, 2002
(1)  General

The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2)  Property, Plant and Equipment

A summary of property, plant and equipment follows:

      Land and improvements.............................         $  169,565
      Buildings and improvements........................          3,103,407
      Machinery and equipment...........................          5,418,049
      Transportation equipment..........................            372,130
      Office equipment..................................            316,606
                                                                 ----------
                                                                 $9,379,757
                                                                 ==========
(3)  Accrued Expenses

Accrued expenses are comprised of the following:

      Payroll and employment benefits...................         $  146,347
      Other.............................................             84,245
                                                                 ----------
                                                                 $  230,592
                                                                 ==========
(4)  Notes Payable

      Demand note, collateralized by certain
      accounts receivable and inventory,
      interest at prime plus 2%.........................         $1,280,565
                                                                 ----------
                                                                 $1,280,565
                                                                 ==========
(5)  Long-term Debt

      A summary of long-term debt follows:

      Installment note payable to bank, due in variable
      monthly installments, including interest at prime
      plus 2.25% (7.00% at September 30, 2002);
      collateralized by all of the company's
      assets ...........................................          1,964,685

      Installment note payable to bank, due in monthly
      installment of $17,402, including interest at
      prime plus 2.25% (7.00% at September 30, 2002);
      collateralized by all of the company's
      assets ...........................................          1,354,290

      Installment note payable to bank, due in monthly
      installments of $527, including interest at 9.5%;
      collateralized by
      equipment ........................................             12,342
                                                                 ----------

      Total long-term debt .............................          3,331,317

      Less current installments of long-term debt ......            152,662
                                                                 ----------

      Long-term debt, excluding current installments ...         $3,178,655
                                                                 ==========

Item 2 - Management's Discussion and Analysis of
         Financial Conditions and Results of Operations


Results of Operations - Nine months Ended September 30, 2002
         Compared to Nine Months Ended September 30, 2001

The Company incurred a net loss of $8000 for the nine months ended September 30, 2002 compared to having earned $145,000 for the nine months ended September 30, 2001. A significant portion of this $153,000 swing in net income can be attributed to the development of a new product which management believes will contribute positive cash flow and income in the near future. Including expensed research and development costs, the Company incurred losses of $133,000 for the nine months ended September 30, 2002 compared to losses of $33,000 for the nine months ended September 30, 2001 in the development of this new product. Interest and other income were down $116,000, only partly offset by a reduction in interest expense of $67,000, which can account for another $49,000 swing in net income for the nine months ended September 30, 2002 compared to the same period of the prior year.

Cost of sales, as a percentage of manufacturing revenues, decreased 2.4%, from 75.2% for the nine months ended September 30, 2001 to 72.8% for the nine months ended September 30, 2002. A primary contributor to this reduction is the result of a change in terms of sales from FOB shipping point to FOB destination. This change in terms is also the primary cause of a corresponding increase in shipping and selling expenses of 1.8% of manufacturing revenues.

Results of Operations - Three Months Ended September 30, 2002
         Compared to Three Months Ended September 30, 2001

The Company incurred a net loss of $194,000 for the quarter ended September 30, 2002 compared to having earned net income of $53,000 for the quarter ended September 30, 2001. A significant portion of this $247,000 swing in net income is attributable to the development of the new product noted in the nine month comparison above. Including expensed research and development costs, the Company incurred losses of $92,000 in the third quarter of 2002 compared to losses of $10,000 in the third quarter of 2001 in the development of this new product.

Interest costs and other income were each reduced in the current quarter compared to the third quarter of 2001, accounting for $23,000 of the increased losses. The remainder of the $247,000 swing in net income was the result of reduced sales and increased cost in the Company 's shape molding operations, primarily at the Company's Radford Virginia plant.

Cost of sales, as a percentage of manufacturing revenues, increased 5.8%, from 74.4% in the third quarter of 2001 to 80.2% in the third quarter of 2002. This cost increase was the result of lower sales, increased cost of raw materials, and a change in sales mix, primarily impacting the Radford Virginia plant.

Shipping and selling expenses increased $47,000 in the current quarter compared to the third quarter of 2001. This increase is primarily the result of a $57,000 increase in freight out at the Company's Portsmouth plant, offset by increased sales prices, due to a change in selling terms.

General and administrative expenses increased $14,000, in the current quarter, compared to the third quarter of 2001. This increase was primarily the result of non-recurring adjustments reducing costs in August of 2001.

Liquidity and Capital Resources

At September 30, 2002, the balance available on the Company's $1,500,000 line of credit was $171,217 and working capital was $(18,000). Management believes that cash flow will be adequate to satisfy 2002 needs.


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

                                        RADVA CORPORATION


                                        /s/ William F. Fry
                                        -------------------------------
                                        William F. Fry
                                        Assistant Secretary/Treasurer

November 14, 2002

                                 CERTIFICATIONS
                                 --------------

I, Luther I. Dickens, Chief Executive Officer, Radva Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Radva Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     (c) and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:        November 14, 2002



                                    /s/ Luther I. Dickens
                                    -------------------------------------------
                                    Luther I. Dickens
                                    Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, William F. Fry, Vice President-Chief Financial Officer of Radva Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Radva Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (c) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     (c) and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



                                       /s/ William F. Fry
                                       -----------------------------------------
                                       William F. Fry
                                       Vice President-Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Radva Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 14, 2002         /s/  Luther I. Dickens
                                 -------------------------------------------
                                 Luther I. Dickens
                                 Chief Executive Officer



Date:  November 14, 2002         /s/ William F. Fry
                                 -----------------------------------------
                                 William F. Fry
                                 Vice President-Chief Financial Officer