Form 10-K
period 2002-12-31
RADVA CORP
filed 2003-03-24
CIK 792984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                        Drawer 2900 First Street Station
                             Radford, Virginia 24143
                                 (540) 639-2458
                        ---------------------------------

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

Indicate by check mark whether the registration is an accelerated filer (as
defined in Exchange Act Rule 12b-2).    Yes       No  X
                                            ---      ---

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 7, 2003 (see ITEM 5 for explanation of calculation): $ 385,210


Number of shares of common stock outstanding as of March 7, 2003:  3,987,987

                           DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant's proxy statement for its annual meeting of stockholders scheduled for April 23, 2003.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

RADVA Corporation (the "Company") was organized in 1962 as a Virginia corporation to engage in the production of molded and fabricated products from expandable polystyrene. Historically, the Company has specialized in the production of customized expanded polystyrene packaging materials used to protect products during shipment; however, the Company developed a composite building panel produced from expanded polystyrene and steel which it sold under the trademark THERMASTRUCTURE. During 1998, the Company sold 95% of its assets and interest in the composite building panel system. These assets were then transferred to a newly organized company, ThermaSteel Corporation, which continues to market the system worldwide. During 2002, the Company reacquired an additional 5% interest in Thermasteel Corporation, bringing its interest in Thermasteel Corporation to 10%. The Company also has a subsidiary, Triter Corporation, which was formed for the purpose of making the triterine referenced to in the Annual Report letter.

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

RADVA employs approximately 100 people, and serves as one of the country's largest three mid-Atlantic EPS recycling drop-off facilities.

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

CUSTOMERS

The Company's protective packaging business has a broad base of customers; however, one customer accounted for approximately 37.0% of protective packaging revenues in 2002.

BACKLOG

The Company had approximately $1,055,000 in backlog orders for protective packaging products as of December 31, 2002, compared to backlog orders of approximately $1,160,000 as of December 31, 2001. Although the Company believes that such backlog orders are firm, the purchase orders for protective packaging products generally may be canceled without cause by the customer. The Company expects to fill all of these orders during 2003.

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

RESEARCH AND DEVELOPMENT

The Company maintains a laboratory and testing facility within its manufacturing plant in Radford, Virginia. The laboratory and testing facilities, which consist of 2,000 square feet is used for product testing, development of new products, and quality control evaluations.

REGULATION

The Company is subject to state and federal laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act ("OSHA") and by the Environmental Protection Agency. The Company's manufacturing facilities are subject to compliance with comprehensive OSHA standards. The Company believes that its manufacturing facilities and processes are currently in compliance with OSHA and does not anticipate capital expenditures for environmental control facilities or for compliance with OSHA standards during 2003. The Company does not believe that its compliance with federal and state environmental regulations has had or will have a material effect on its capital expenditures, earnings, or competitive position.

EMPLOYEES

The Company employs approximately 100 persons. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The following table identifies and sets forth certain information about the executive officers of the Company

           NAME           AGE     POSITION AND YEAR OF ELECTION
           ----           ---     -----------------------------
    Luther I. Dickens      70     Chief Executive Officer (1998)
    Stephen L. Dickens     45     President and Chief Operations Officer (1998)
    William F. Fry         63     Chief Financial Officer (1989)
    Michael R. Samples     50     Vice President, Manufacturing (1999)


ITEM 2.  PROPERTIES

REAL ESTATE

The real estate owned or leased by the Company and used in the Company's primary business operations is described below.

(1) The Company owns approximately 10 acres of land in Radford, Virginia, and a 71,000 square foot building located on the Radford property. The building includes approximately 5,000 square feet of office space and approximately 66,000 square feet of manufacturing space. The Radford property is subject to deeds of trust which had outstanding balances as of December 31, 2002 aggregating approximately $3,281,323.

(2) The Company owns approximately 7 acres of land in Portsmouth, Virginia, and a 74,000 square foot building located on the Portsmouth property. The building includes approximately 2,000 square feet of office space and approximately 42,000 square feet of manufacturing space. The Portsmouth property is subject to the same deed of trust referred to in (1) above which had an outstanding balance as of December 31, 2002 of approximately $3,281,323.

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

The Company owns 2 trucks and 14 trailers and leases 2 tractors which are used to ship products to customers. The Company owns 1 van and 7 cars which it uses principally for sales and sales service functions. The Company believes that its present equipment is adequate, well maintained, and in good operating condition.

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

                        2002                  2001                  2000
                        ----                  ----                  ----

                   High      Low         High       Low        High       Low
                   ----      ---         ----       ---        ----       ---
First
Quarter             .30      .20         7/32      13/64       17/32      3/8

Second
Quarter             .30      .22         19/64     11/64       15/32      1/4

Third
Quarter             .35      .20         21/64     17/64       7/16      3/16

Fourth
Quarter             .22      .15         17/64     9/64         5/8      3/16

The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. There was no established public trading market for the Common Stock before June 1986.

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 7, 2003 shown on the facing page of this report was calculated as follows: the number of shares beneficially owned by the officers and directors of the Company as a group as of March 7, 2003 was subtracted from 3,987,987, the total number of shares outstanding on that date, and the resulting figure was multiplied by $.22, the average of the bid and asked prices of the Company's stock in the over-the-counter market on March 7, 2003. The foregoing calculation should not be deemed an admission that any of the officers or directors of the Company is an "affiliate" of the Company.

NUMBER OF STOCKHOLDERS

As of March 7, 2003 there were 272 record holders of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED STATEMENTS OF
INCOME (LOSS) DATA:                                      Years Ended December 31,
                                    ---------------------------------------------------------------------
                                    2002           2001             2000             1999            1998
                                    ----           ----             ----             ----            ----
                                              (Dollar amounts in thousands except per share data)
Net Revenues                     $  9,352        $  9,629         $ 10,077         $ 10,186        $ 13,173
Income (loss) before
  income taxes or
  extraordinary items                 126             (68)          (1,076)             276           1,517
Net income (loss)                     126             277           (1,076)             276           1,517
Net income (loss) per
  common share                        .03             .07             (.27)             .07             .37


SELECTED BALANCE
SHEET DATA:                                              Years Ended December 31,
                                   ---------------------------------------------------------------------
                                   2002            2001             2000            1999            1998
                                   ----            ----             ----            ----            ----
                                                        (Dollar amounts in thousands)
Working capital                  $    266        $    158        $   (800)        $    974        $  1,051
Net property, plant,
  and equipment                     3,765           4,242           4,844            4,945           4,443
Total assets                       10,572          10,562          11,486           11,963          11,890
Long-term debt (including
  current maturities)               3,292           3,458           4,202            4,738           4,583
Stockholders' equity                4,725           4,611           4,076            5,177           4,886


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATION

The following table sets forth the percentage relationship that certain items in the statements of operations bear to the net revenues of the Company for each year during the five-year period ended December 31, 2002.

                                                                       Year Ended December 31
                                               ----------------------------------------------------------------------
                                                 2002           2001            2000           1999           1998
                                                 ----           ----            ----           ----           ----

Manufacturing net revenues                     100.0%          100.0%         100.0%         100.0%          90.1%
Licensing & related
   machinery sales                               0.0%            0.0%           0.0%           0.0%           9.9%
                                               -----           -----          -----          -----          -----
   Net revenues                                100.0%          100.0%         100.0%         100.0%         100.0%
                                               -----           -----          -----          -----          -----
Cost and expense:
Cost of sales                                   72.0%           75.5%          86.4%          74.8%          66.3%
Shipping and sales                              10.4%            8.7%           9.2%           7.4%           6.8%
General and administrative                      13.8%           13.4%          12.8%          12.6%          12.1%
Research and development                         1.2%            1.1%           0.0%           0.0%           0.2%
                                               -----           -----          -----          -----          -----
                                                97.4%           98.7%         108.4%          94.8%          85.4%
                                               -----           -----          -----          -----          -----


     Operating income (loss)                     2.6%            1.3%          (8.4%)          5.2%          14.6%
                                               -----           -----          -----          -----          -----


Other income (deductions)
   Interest expense                             (4.0%)          (4.9%)         (5.2%)         (4.5%)         (3.6%)
   Interest income                               1.4%            1.9%           2.2%           1.7%           0.3%
   Other                                         1.2%            0.4%           0.3%           0.1%           0.0%
                                               -----           -----          -----          -----          -----

                                                (1.4%)          (2.6%)         (2.7%)         (2.7%)         (3.3%)
                                               -----           -----          -----          -----          -----
Income (loss) before income
   taxes, extraordinary gain,
   and minority interest in subsidiary           1.3%            (.7%)        (10.7%)          2.7%          11.5%
Income tax expense                               0.0%            0.0%           0.0%           0.0%           0.0%
Extraordinary gain                               0.0%            3.6%           0.0%           0.0%           0.0%
                                               -----           -----          -----          -----          -----


Net income (loss)                                1.3%            2.9%         (10.7%)          2.7%          11.5%
                                               -----           -----          -----          -----          -----

2002 COMPARED TO 2001

Although net income in 2001, aided by an extraordinary gain of $345,000, was higher than 2002 by $151,000, the Company's operating income doubled in 2002, from $124,000 in 2001 to $246,000 in 2002. This increase in operating income was achieved in spite of a decrease in sales of $278,000. Other income increased due to the Company having provided $100,000 in managerial services to Thermasteel Corporation in which the Company has a ten percent ownership interest.

Cost of sales, as a percentage of manufacturing revenues, decreased 3.5%, from 75.5% in 2001 to 72.0% in 2002. The most significant factor contributing to this decrease in cost percentage was a reduction of the cost of gas and oil of $309,000.

Shipping and selling expenses, as a percentage of manufacturing revenues, increased 1.7%, from 8.7% in 2001 to 10.4% in 2002. Freight costs were greater in 2002 by $239,000 due to a change in some shipping terms from FOB shipping point to FOB destination. Partly offsetting the increase in freight costs were reductions in sales salaries and commissions at the Company's Portsmouth plant of $40,000 and a reduction of driver and shipping labor at the Company's Radford plant by $51,000.

General and administrative and research and development expenses were little changed from 2001 to 2002. The research and development expenses are incurred in the development of a new product, triterine, referenced in the Annual Report letter which is unrelated to the Company's primary packaging business.

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

LIQUIDITY AND CAPITAL RESOURCES

A major refinancing of the Company was accomplished in 2001 which resulted in longer amortization of the Company's long-term debt. Working capital increased from $158,000 at December 31, 2001 to $266,000 at December 31, 2002. The Company had $65,000 available on its line of credit at year-end.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Independent Auditors' Reports.......................................      11

Balance Sheets as of December 31, 2002 and 2001.....................     12-13

Statements of Operations for the Years Ended
   December 31, 2002, 2001, and 2000................................      14

Statements of Stockholders' Equity for the Years
   Ended December 31, 2002, 2001, and 2000..........................      15

Statements of Cash Flows for the Years
   Ended December 31, 2002, 2001, and 2000..........................     16-17

Notes to Financial Statements as of December 31,
   2002, 2001, and 2000.............................................     18-27



INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule V  - Property, Plant and Equipment.........................       28

Schedule VI - Accumulated Depreciation and
   Amortization of Property, Plant, and Equipment...................       29

Schedule VIII - Valuation and Qualifying Accounts...................       30

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
RADVA Corporation

We have audited the consolidated financial statements and the consolidated financial statement schedules of RADVA Corporation and subsidiary as of and for the years ended December 31, 2002 and 2001 as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RADVA Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2002 and 2001 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Galax, Virginia
January 22, 2003

                        RADVA CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                       2002                 2001
                                                                   -----------          -----------
                 ASSETS

Current assets:

   Cash and cash equivalents (Notes 2 and 3)                       $   108,306          $    69,685
                                                                   -----------          -----------

   Accounts and notes receivable (Notes 7 and 8)                     1,580,729            1,468,477
   Receivable - other (Notes 3)                                        171,610               83,398
   Less allowance for doubtful accounts                                 57,159               80,678
                                                                   -----------          -----------
         Net receivables                                             1,695,180            1,471,197
                                                                   -----------          -----------

   Inventories (Notes 7 and 8):

     Finished goods                                                    781,601              794,914
     Work-in-process                                                      --                  5,210
     Raw materials and supplies                                        259,482              254,876
                                                                   -----------          -----------
         Total inventories                                           1,041,083            1,055,000
                                                                   -----------          -----------

   Prepaid expenses                                                     77,562              154,240
                                                                   -----------          -----------

         Total current assets                                        2,922,131            2,750,122
                                                                   -----------          -----------

Property, plant and equipment, at cost (Notes 5, 7 and 8)            9,404,006            9,289,112
Less accumulated depreciation and amortization                       5,639,458            5,047,304
                                                                   -----------          -----------
         Net property, plant and equipment                           3,764,548            4,241,808
                                                                   -----------          -----------


Other assets, at cost, less accumulated amortization:

   Investment in Thermasteel (Note 21)                                 558,065              261,925
   Trademark, marketing and manufacturing rights                       395,013              422,841
   Note receivable - long-term                                       2,550,614            2,476,016
   Other (Note 16)                                                     381,201              409,173
                                                                   -----------          -----------
                                                                     3,884,893            3,569,955
                                                                   -----------          -----------

                                                                   $10,571,572          $10,561,885
                                                                   ===========          ===========



                                                                 continued

                        RADVA CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                                                     2002                   2001
                                                                                 ------------           ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Current installments of long-term debt (Notes 3 and 8)                        $    164,559           $    152,662
   Notes payable (Notes 7 and 11):
     Line of credit                                                                 1,434,635              1,178,860
Related parties                                                                        40,000                   --
   Accounts payable                                                                   852,602              1,067,750
   Accrued expenses (Note 6)                                                          164,360                192,817
                                                                                 ------------           ------------
         Total current liabilities                                                  2,656,156              2,592,089
                                                                                 ------------           ------------

Long-term liabilities:

   Long-term debt, excluding current installments
     (Notes 3 and 8)                                                                3,127,367              3,301,082
   Accrued expenses (Note 6)                                                           63,055                 57,672
                                                                                 ------------           ------------
         Total long-term liabilities                                                3,190,422              3,358,754
                                                                                 ------------           ------------

         Total liabilities                                                          5,846,578              5,950,843
                                                                                 ------------           ------------

Commitments, contingencies and other matters
   (Notes 8, 12, 16 and 17)

Stockholders' equity:

   Preferred stock, 8% cumulative convertible, par value $.01 per share ($300,000 aggregate liquidation preference);
     authorized 1,000,000 shares; issued and outstanding 600,000
     shares in 2002 and 2001                                                            6,000                  6,000
   Common stock, par value $.01 per share; authorized
     10,000,000 shares; issued and outstanding 3,987,987 and 3,987,987
     shares in 2002 and 2001                                                           39,880                 39,880
   Additional paid-in capital                                                       4,735,305              4,735,305
   Retained earnings (deficit)                                                        (56,191)              (170,143)
                                                                                 ------------           ------------
         Total stockholders' equity                                                 4,724,994              4,611,042
                                                                                 ------------           ------------

                                                                                 $ 10,571,572           $ 10,561,885
                                                                                 ============           ============



See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                   2002               2001               2000
                                                                               ------------       ------------       ------------
Net revenues:
   Manufacturing net revenues                                                  $  9,351,621       $  9,629,272       $ 10,076,832
                                                                               ------------       ------------       ------------

Costs and expenses:
   Cost of sales                                                                  6,732,897          7,269,170          8,705,360
   Shipping and selling expenses                                                    975,188            838,274            930,941
   General and administrative expenses                                            1,287,950          1,294,145          1,292,453
   Research and development expenses (Note 14)                                      109,394            103,309               --
                                                                               ------------       ------------       ------------
                                                                                  9,105,429          9,504,898         10,928,754
                                                                               ------------       ------------       ------------
         Operating income (loss)                                                    246,192            124,374           (851,922)
                                                                               ------------       ------------       ------------

Other income (expense):
   Interest expense                                                                (375,770)          (468,804)          (529,135)
   Interest income                                                                  130,401            185,138            226,175
   Other                                                                            112,656             37,291             26,743
                                                                               ------------       ------------       ------------
                                                                                   (132,713)          (246,375)          (276,217)
                                                                               ------------       ------------       ------------

                                                                                    113,479           (122,001)        (1,128,139)
                                                                               ------------       ------------       ------------
Gain (loss) on sale of assets:
   Equipment                                                                          1,000              6,149             (2,000)
   Real estate                                                                       11,739             47,761             54,227
                                                                               ------------       ------------       ------------
                                                                                     12,739             53,910             52,227
                                                                               ------------       ------------       ------------

Income (loss) before income taxes and extraordinary item                            126,218            (68,091)        (1,075,912)
Provision for income taxes (Note 9)                                                    --                 --                 --
                                                                               ------------       ------------       ------------

     Net income (loss) before extraordinary item                                    126,218            (68,091)        (1,075,912)

Extraordinary item (Note 15):
   Gain on early extinguishment of debt (less income tax benefit of $-0-)              --              345,283               --
                                                                               ------------       ------------       ------------

     Net income (loss)                                                         $    126,218       $    277,192       $  1,075,912)
                                                                               ============       ============       ============

Income per common share (Note 18): Basic earnings per share:
     Income (loss) before extraordinary item                                   $        .03       $       (.02)      $       (.27)
                                                                               ============       ============       ============
     Extraordinary item                                                        $       --         $        .09       $       --
                                                                               ============       ============       ============
     Net income (loss)                                                         $        .03       $        .07       $       (.27)
                                                                               ============       ============       ============

Diluted earnings per share:
     Income (loss) before extraordinary item                                   $        .03       $       (.02)      $       (.27)
                                                                               ============       ============       ============
     Extraordinary item                                                        $       --         $        .08       $       --
                                                                               ============       ============       ============
     Net income (loss)                                                         $        .03       $        .06       $       (.27)
                                                                               ============       ============       ============

Weighted average number of shares outstanding:
         Basic                                                                    3,987,987          3,987,987          4,005,360
         Diluted                                                                  4,587,987          4,187,987          4,005,360


See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                                     ADDITIONAL         RETAINED           TOTAL
                                   PREFERRED          COMMON           PAID-IN           EARNINGS       STOCKHOLDERS'
                                     STOCK            STOCK            CAPITAL          (DEFICIT)          EQUITY
                                  -----------      -----------       -----------       -----------       -----------
Balance at December 31, 1999      $      --        $    40,473       $ 4,508,141       $   628,577       $ 5,177,191
Treasury stock                           --               (593)          (24,635)             --             (25,228)
Net loss                                 --               --                --          (1,075,912)       (1,075,912)
                                  -----------      -----------       -----------       -----------       -----------

Balance at December 31, 2000             --             39,880         4,483,506          (447,335)        4,076,051
Issued stock                            6,000             --             251,799              --             257,799
Net income                               --               --                --             277,192           277,192
                                  -----------      -----------       -----------       -----------       -----------

Balance at December 31, 2001            6,000           39,880         4,735,305          (170,143)        4,611,042
Net income                               --               --                --             126,218           126,218
Dividends paid                           --               --                --             (12,266)          (12,266)
                                  -----------      -----------       -----------       -----------       -----------

Balance at December 31, 2002      $     6,000      $    39,880       $ 4,735,305       $   (56,191)      $ 4,724,994
                                  ===========      ===========       ===========       ===========       ===========



See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                        2002             2001              2000
                                                                    -----------       -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                                $   126,218       $   277,192       $(1,075,912)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                     592,154           654,850           670,003
       Amortization                                                      55,267            50,693            46,875
       Allowance for doubtful accounts                                  (23,519)           (2,896)          (42,358)
       Gain on sale of assets                                           (12,739)          (53,910)          (52,227)
       Changes in assets and liabilities:
         Decrease (increase) in accounts and notes receivable          (408,392)          607,849           568,651
         Decrease (increase) in receivable - other                      (88,212)          150,498           (11,384)
         Decrease (increase) in inventories                              13,917          (191,276)          (44,273)
         Decrease (increase) in prepaid expenses                         76,678           (54,063)          (52,066)
         Decrease in other current assets                                  --                --              40,784
         Increase in note receivable - noncurrent                       (74,598)          (43,667)          (98,059)
         Decrease (increase) in other assets                                533          (136,742)          (63,192)
         Increase (decrease) in accounts payable                       (215,148)         (547,606)          717,051
         Increase (decrease) in accrued expenses                        (23,074)          (31,564)           11,029
                                                                    -----------       -----------       -----------
           Net cash provided by operating activities                     19,085           679,358           614,922
                                                                    -----------       -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of assets                                          58,739            83,473            69,776
   Capital expenditures on equipment                                   (160,894)          (81,810)         (586,510)
                                                                    -----------       -----------       -----------
           Net cash provided by (used in) investing activities         (102,155)            1,663          (516,734)
                                                                    -----------       -----------       -----------

Cash flows from financing activities:
   Net proceeds (payments) on notes payable                             295,775          (132,257)          432,913
   Proceeds from issuance of long-term debt                                --           3,450,000           170,990
   Principal payments on long-term debt                                (161,818)       (4,197,926)         (707,627)
   Issuance of Series A 8.00% preferred stock                              --             257,799              --
   Preferred dividend paid                                              (12,266)             --                --
   Purchase of Treasury stock                                              --                --             (25,228)
                                                                    -----------       -----------       -----------
           Net cash provided by (used in) financing activities          121,691          (622,384)         (128,952)
                                                                    -----------       -----------       -----------

Net increase (decrease) in cash                                          38,621            58,637           (30,764)

Cash and cash equivalents at beginning of year                           69,685            11,048            41,812
                                                                    -----------       -----------       -----------

Cash and cash equivalents at end of year                            $   108,306       $    69,685       $    11,048
                                                                    ===========       ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                           $   392,646       $   454,814       $   525,600
                                                                    ===========       ===========       ===========

   Cash paid during the year for income taxes                       $     1,500       $      --         $     8,370
                                                                    ===========       ===========       ===========


                                                                    continued

                        RADVA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


Supplemental disclosure of noncash investing activities:

During 2002 Radva acquired an additional 5% interest in Thermasteel Corporation by forgiveness of a certain portion of debt receivable from Thermasteel which resulted in a transfer of the following assets:

         Assets transferred:
           Notes receivable                           $ 296,140
           Investment retained (5%)                   $(296,140)
                                                      ---------
                                                      $       -
                                                      =========





See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

RADVA Corporation and subsidiary (the Company) are custom designers of material handling solutions and manufacturers of protective packaging materials and containers. The Company operates facilities in Radford and Portsmouth, Virginia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary, Triter Corporation. There were no inter-company transactions for the years presented.

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

INVESTMENT IN THERMASTEEL CORP.

As part of transferring certain assets and liabilities to Thermasteel Corp., Radva retained a 10% ownership interest. Company accounts for this investment on the cost basis.

OTHER ASSETS

Included in other assets are patents, loan costs and marketing and manufacturing rights, which are amortized over their respective estimated lives, and trademark rights, which are amortized over 12 years. Accumulated amortization was $1,488,596 and $1,433,329 as of December 31, 2002 and 2001, respectively.

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


ADVERTISING

Advertising costs are expensed as incurred and included in shipping and selling expenses. Advertising expense amounted to $12,128, $6,801, and $24,077 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

RECLASSIFICATION

Certain reclassifications have been made to prior years' financial statements to place them on a comparable basis with the current year.


NOTE 2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                            2002           2001          2000
                                                         ---------       -------        -------
Petty cash and non-interest bearing accounts             $ 108,306       $69,685        $11,048
                                                         =========       =======        =======

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

The estimated fair values of the Company's financial instruments as of December 31, 2002 are as follows:


                                                       2002
                                     ----------------------------------------
                                     Carrying Amount               Fair Value
                                     ---------------               ----------
Cash and cash equivalents               $ 108,306                   $ 108,306
Receivable - other                        171,610                     171,610
Notes payable                           1,474,635                   1,474,635
Long-term debt                          3,291,926                   3,741,558

NOTE 4.  RECEIVABLES

Information about impaired receivables as of and for the years ended December 31, 2002 and 2001 is as follows:

                                                                              2002                  2001
                                                                            --------             ---------
   Receivables for which there is a related
     allowance for bad debts                                                $      -             $  48,000
   Receivables for which there is no related
     allowance for bad debts                                                       -                     -
                                                                            --------             ---------
       Total impaired receivables                                           $      -             $  48,000
                                                                            ========             =========
   Related allowance for possible bad debts                                 $      -             $  36,000
                                                                            ========             =========
   Average balance (based on beginning and
     ending of year)                                                        $ 24,000             $  48,000
                                                                            ========             =========


NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                                             2002                  2001
                                                                         -----------           -----------
       Land and improvements                                             $   169,565           $   211,188
       Buildings and improvements                                          3,119,718             3,085,539
       Machinery and equipment                                             5,425,780             5,308,443
       Transportation equipment                                              372,129               372,129
       Office equipment                                                      316,814               311,813
                                                                         -----------           -----------
                                                                         $ 9,404,006           $ 9,289,112
                                                                         ===========           ===========

NOTE 6.  ACCRUED EXPENSES

Current accrued expenses are composed of the following:

                                                                              2002                  2001
                                                                           ---------             ---------
       Payroll and employee benefits                                       $ 111,161             $ 135,808
       Commissions                                                             7,013                12,203
       Interest                                                                1,965                18,841
       Customer deposits                                                         794                   794
       Other                                                                  43,427                25,171
                                                                           ---------             ---------
                                                                           $ 164,360             $ 192,817
                                                                           =========             =========

Long-term accrued expenses are composed of the following:

         Commissions                                                       $  63,055             $  57,672
                                                                           =========             =========

NOTE 7.  NOTES PAYABLE

A summary of notes payable follows:

                                                                                              2002                  2001
                                                                                          -----------           -----------
       Related parties, interest at 8%, unsecured (Note 11)                               $    40,000           $        -

       Line of credit with commercial lender, $1,500,000 limit, interest at prime plus 2.25%, secured by all of
       the Company's assets                                                                 1,434,635             1,178,860
                                                                                          -----------           -----------
                                                                                          $ 1,474,635           $ 1,178,860
                                                                                          ===========           ===========

NOTE 8.  LONG-TERM DEBT

A summary of long-term debt follows:

                                                                                             2002                 2001
                                                                                          -----------         -----------
   Installment note payable to bank, due in variable monthly installments, including interest at prime plus 2.25% (6.50% at
   December 31, 2002); collateralized by all of the Company's assets.                     $ 1,954,522         $ 1,996,433

   Installment note payable to bank, due in variable monthly installments including interest at prime plus 2.25% (6.50% at
   December 31, 2002); collateralized by all of the Company's assets.                       1,326,801           1,441,651

   Installment note payable to bank, due in monthly installments of
   $527, including interest at 9.5%; collateralized by equipment.                              10,603              15,660
                                                                                          -----------         -----------

         Total long-term debt                                                               3,291,926           3,453,744

   Less current installments of long-term debt                                                164,559             152,662
                                                                                          -----------         -----------

         Long-term debt, excluding current installments                                   $ 3,127,367         $ 3,301,082
                                                                                          ===========         ===========

Substantially all real property, equipment, accounts receivable and inventory are pledged as collateral on various debt instruments.

The aggregate principal maturities of long-term debt during each of the five years subsequent to December 31, 2001 follows:

         Years Ended December 31,

               2003                                $   164,559
               2004                                    174,696
               2005                                    181,013
               2006                                    193,136
               2007                                    206,070
               Thereafter                            2,372,452
                                                   -----------
                                                   $ 3,291,926
                                                   ===========

NOTE 9. INCOME TAX MATTERS

Net deferred tax assets and liabilities consist of the following components as of December 31, 2002 and 2001:

                                                           2002                2001
                                                        ---------           ---------
       Deferred tax assets:
         Bad debt allowance                             $  21,720           $  30,658
         Accrued expenses                                  25,097              25,857
         Bonuses                                            9,042               3,792
         Inventory allowance                               16,536              16,226
         Loss carryforward                                661,707             765,828
         Minimum tax credit carryforward                   34,133              32,655
                                                        ---------           ---------
                                                          768,235             875,016
       Less valuation allowance                           504,230             589,188
                                                        ---------           ---------
                                                        $ 264,005           $ 285,828
                                                        =========           =========
       Deferred tax liabilities:
         Property and equipment                         $ 264,005           $ 285,828
                                                        =========           =========
                                                        $       -           $       -
                                                        =========           =========

As noted, the deferred tax assets equal the deferred tax liabilities resulting in no effect on the income statement or stockholders' equity for the year.

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2002, 2001 and 2000 due to the following:

                                                                      2002                 2001            2000
                                                                    --------             ---------         -----
     Computed "expected" tax benefit                                $  32,475            $   91,355        $   -
     Non-deductible expenses                                           22,134                22,882          150
     State income taxes, net of federal income tax benefit              7,245                13,305
     Benefit of operating loss carryforward                          (61,854)             (127,542)         (150)
                                                                    --------             ---------         -----
                                                                    $      -             $       -         $   -
                                                                    ========             =========         =====

NOTE 10.  RETIREMENT PLANS

The Company has a profit sharing plan (the Plan) which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to its profit sharing plan are at Company's discretion. The Plan is a qualified plan under applicable sections of the Internal Revenue Code. Profit sharing expense for the period ended December 31, 2002, 2001 and 2000 was $ -0-.

The Company adopted a 401K retirement plan during 1998 which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to the plan are made at a rate of 25% of each employee's contribution up to a maximum of 4% of each employee's earnings for the year. The plan is a qualified plan under applicable sections of the Internal Revenue Code. Company contributions for the year ended December 31, 2002 and 2001 were $13,948 and $14,332, respectively.

NOTE 11.  RELATED PARTY TRANSACTIONS

The Company rents office space from Chuckatuck, a partnership in which the Company's Chief Executive Officer is a partner. The lease is for a five-year period which ends December 31, 2003. The present lease payment is $3,700 per month and the minimum lease obligation for 2003 is $44,400.

The Company's Chief Executive Officer is personally guaranteeing the notes payable of the company.

On June 18, 2002, the Company issued a note to a stockholder for $25,000. The note payable is unsecured, bearing interest at 8% annually and is due on demand. As of December 31, 2002, the balance on this note is $25,000 and $1,073 interest has accrued on this note. See Note 7.

On June 18, 2002, the Company issued a note to a stockholder for $25,000. The note payable is unsecured, bearing interest at 8% annually and is due on demand. As of December 31, 2002, the balance on this note is $15,000 and $892 interest has accrued on this note. See Note 7.

NOTE 12.  OPERATING LEASES

The Company leases certain of its manufacturing and office facilities and equipment. Rental expense for the years ended December 31, 2002, 2001 and 2000 was $142,476, $123,719, and $155,698, respectively. All leases have expired; however, the Company continues to lease these facilities under the previous lease schedules.

NOTE 13.  MAJOR CUSTOMER AND SUPPLIER

The percentage of net revenue attributable to the Company's major customers (exceeding 10% of total revenues) is 37.0% for 2002, 34.1% for 2001, and 31.8% for 2000.

The percentage of cost of sales attributable to the Company's major suppliers (exceeding 10% of total cost of sales) is 30.2% for 2002, 34.7% for 2001, and 31.1% for 2000.

NOTE 14. RESEARCH AND DEVELOPMENT

The Company has incurred costs in developing a patented structural material called Triterine. The Company intends to market this to construction companies as a load-bearing wall, as roofing material and as flooring material.

NOTE 15.  EXTRAORDINARY ITEM

During the year ended December 31, 2001, the Company extinguished debt with a bank. As part of extinguishing this debt the Company negotiated a reduction in the amount owed by $400,000. This resulted in a gain to the Company. The gain is reflected in the income statement net of related cost.

The Company obtained funds to extinguish this debt by issuing preferred stock and obtaining additional financing from another commercial lender.

NOTE 16.  OTHER ASSETS - OTHER

Other assets - other consist of the following:

                                         2002               2001
                                       --------          --------
       Deposits                        $  6,295          $ 15,600
       Loan costs                       145,865           151,159
       Patent costs                      69,569            66,760
       Investment in Pereslav            55,000            55,000
       Material rights                  104,472           120,654
                                       --------          --------
                                       $381,201          $409,173
                                       ========          ========


NOTE 17.  CONTINGENCIES

DEBT ASSUMPTION:

On April 1, 1997 Company reacquired certain real estate of Thermastructure, Ltd. by assuming obligations owed to the Industrial Development Authority (IDA) amounting to $775,818.

As of December 31, 2002 Company remains primarily liable on debt assumed as part of transfer of certain real estate. Outstanding balance on this debt amounted to $481,600 as of December 31, 2002.

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

Options held to purchase 400,000 common shares at $.81 were not dilutive and were outstanding at December 31, 2002 and 2001. These shares are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares. Diluted earnings per share was calculated as follows:

The Company has 600,000 shares of 8% cumulative convertible preferred stock outstanding. The preferred stock is convertible into common stock based on its liquidation amount ($.50 per share of $300,000) plus any accrued and unpaid dividends (none as of 12/31/02). The conversion price for the common stock is $0.50 per share which equates to 600,000 shares of common stock potentially being issued.

                                                                     2002               2001
                                                                  ----------         ----------
Net income (loss) to common stockholders                          $  126,218         $  277,192
                                                                  ==========         ==========

Weighted average common shares outstanding                         3,987,987          3,987,987

Share equivalents, due to stock options                                    -                  -
Share equivalents, due to convertible preferred stock                600,000            200,000
                                                                  ----------         ----------
                                                                   4,587,987          4,187,987
                                                                  ==========         ==========

Net income per share-diluted                                      $      .03         $      .06
                                                                  ==========         ==========

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

A summary of the status of the Company's Stock Option Plans as of December 31, 2002, and the changes during the year is presented below:

                              FIXED OPTIONS                            SHARES         WEIGHTED-AVERAGE EXERCISE PRICE
                              -------------                            ------         -------------------------------
           January 1, 2002                                             400,000                   $ .81
           Granted                                                           -                       -
           Exercised                                                         -                       -
           Forfeited                                                         -                       -
                                                                       -------
           December 31, 2002                                           400,000                   $ .81
                                                                       =======

           Exercisable at December 31, 2002                            400,000                   $ .81

           Options available for grant at December 31, 2002            100,000                   $ .81

The range of option prices for options outstanding as of December 31, 2002, was $.81 with a weighted average remaining contractual life of approximately 6 years.

If the Company had used the fair value based method of accounting for its Employee Stock Option Plan, as prescribed by Statements of Financial Accounting Standards No. 123, compensation cost in net income for the year ended December 31, 2002 would have increased by $324,000, resulting in net loss of $(197,782) net of tax. The basic and diluted earnings per share would have been $(.05) and $(.04), respectively.

The fair value of each option grant of $.81 is estimated on the date of grant using the exercise price since fair value could not be reasonably estimated at grant date.

NOTE 20.  STOCK REPURCHASE PLAN

Board of Directors has authorized the Company to repurchase up to 200,000 shares of the Company's common stock. The Company has purchased 187,240 shares pursuant to the Stock Repurchase Plan.

NOTE 21.  INVESTMENT IN THERMASTEEL

During 1998, the Company acquired a 5% interest in Thermasteel Corporation. The initial 5% interest and promissory notes from Thermasteel were received in exchange for receivables, inventory, investments, fixed assets, licenses, patents, and trademarks. The net investment in the 5% interest as a result of this transaction was $261,925. During 2002, a portion of the promissory notes from Thermasteel were forgiven in exchange for an additional 5% interest. This transaction resulted in an increase in the investment in Thermasteel of $296,140. The total investment in Thermasteel as of December 31, 2002 is $558,065.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                          OTHER
                                     BALANCE                                             CHANGES
                                       AT                                                  ADD             BALANCE
                                    BEGINNING        ADDITIONS                           (DEDUCT)          AT YEAR
     CLASSIFICATION                  OF YEAR          AT COST        RETIREMENTS           (A)               END
     --------------                -----------      -----------      -----------       -----------       -----------
Year ended December 31, 2000:

   Land and improvements           $   184,395      $      --        $    12,549       $      --         $   171,846
   Buildings and improvements        3,111,953            8,567             --                --           3,120,520
   Machinery and equipment           5,213,965          544,854             --                --           5,758,819
   Transportation equipment            365,960           21,746           15,577              --             372,129
   Office equipment                    289,826           11,343             --                --             301,169
                                   -----------      -----------      -----------       -----------       -----------

                                   $ 9,166,099      $   586,510      $    28,126       $      --         $ 9,724,483
                                   ===========      ===========      ===========       ===========       ===========

Year ended December 31, 2001:

   Land and improvements           $   171,846      $    46,000      $     6,658       $      --         $   211,188
   Buildings and improvements        3,120,520           10,333           45,314              --           3,085,539
   Machinery and equipment           5,758,819           14,833             --            (465,209)        5,308,443
   Transportation equipment            372,129             --               --                --             372,129
   Office equipment                    301,169           10,644             --                --             311,813
                                   -----------      -----------      -----------       -----------       -----------

                                   $ 9,724,483      $    81,810      $    51,972       $  (465,209)      $ 9,289,112
                                   ===========      ===========      ===========       ===========       ===========


Year ended December 31, 2002:

   Land and improvements           $   211,188      $     4,378      $    46,000       $      --         $   169,566
   Buildings and improvements        3,085,539           34,179             --                --           3,119,718
   Machinery and equipment           5,308,443          117,337             --                --           5,425,780
   Transportation equipment            372,129             --               --                --             372,129
   Office equipment                    311,813            5,000             --                --             316,813
                                   -----------      -----------      -----------       -----------       -----------

                                   $ 9,289,112      $   160,894      $    46,000       $      --         $ 9,404,006
                                   ===========      ===========      ===========       ===========       ===========


(A) During 2001, the Company removed fully depreciated assets that were no longer in service.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                     ADDITIONS                            OTHER
                                     BALANCE          CHARGED                            CHANGES
                                       AT             TO COST                              ADD             BALANCE
                                    BEGINNING           AND                             (DEDUCT)           AT END
     CLASSIFICATION                  OF YEAR          EXPENSES       RETIREMENTS           (A)             OF YEAR
     --------------                -----------      -----------      -----------       -----------       -----------
Year ended December 31, 2000:

   Land and improvements           $    24,331      $      --        $      --         $      --         $    24,331
   Buildings and improvements        1,363,424          112,596             --                --           1,476,020
   Machinery and equipment           2,419,964          452,095             --                --           2,872,059
   Transportation equipment            216,242           71,282           10,577              --             276,947
   Office equipment                    196,685           34,030             --                --             230,715
                                   -----------      -----------      -----------       -----------       -----------

                                   $ 4,220,646      $   670,003      $    10,577       $      --         $ 4,880,072
                                   ===========      ===========      ===========       ===========       ===========



Year ended December 31, 2001:

   Land and improvements           $    24,331      $      --        $      --         $      --         $    24,331
   Buildings and improvements        1,476,020          104,334           22,409              --           1,557,945
   Machinery and equipment           2,872,059          465,522             --            (465,209)        2,872,372
   Transportation equipment            276,947           57,603             --                --             334,550
   Office equipment                    230,715           27,391             --                --             258,106
                                   -----------      -----------      -----------       -----------       -----------

                                   $ 4,880,072      $   654,850      $    22,409       $  (465,209)      $ 5,047,304
                                   ===========      ===========      ===========       ===========       ===========

Year ended December 31, 2002:

   Land and improvements           $    24,331      $        86      $      --         $      --         $    24,417
   Buildings and improvements        1,557,945          101,310             --                --           1,659,255
   Machinery and equipment           2,872,372          440,405             --                --           3,312,777
   Transportation equipment            334,550           26,779             --                --             361,329
   Office equipment                    258,106           23,574             --                --             281,680
                                   -----------      -----------      -----------       -----------       -----------

                                   $ 5,047,304      $   592,154      $      --         $      --         $ 5,639,458
                                   ===========      ===========      ===========       ===========       ===========


(A) During 2001, the Company removed fully depreciated assets that were no longer in service.

                        RADVA CORPORATION AND SUBSIDIARY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                ADDITIONS
                                    BALANCE       CHARGED        CHARGED
                                      AT            TO             TO                         BALANCE
                                   BEGINNING     COST AND        OTHER                        AT END
   DESCRIPTION                      OF YEAR      EXPENSES       ACCOUNTS     DEDUCTIONS (A)   OF YEAR
   -----------                     --------      --------      -----------   --------------   --------
Year ended December 31, 2000:
   Allowance for doubtful
     accounts                      $125,932      $ 59,982      $      --        $102,340      $ 83,574
                                   ========      ========      ===========      ========      ========


Year ended December 31, 2001:
   Allowance for doubtful
     accounts                      $ 83,574      $ 79,187      $      --        $ 82,083      $ 80,678
                                   ========      ========      ===========      ========      ========


Year ended December 31, 2002:
   Allowance for doubtful
     accounts                      $ 80,678      $ 34,653      $      --        $ 58,172      $ 57,159
                                   ========      ========      ===========      ========      ========







(A) Represents uncollectible amounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Company's directors is incorporated by reference to material contained under the heading "Election of Directors" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 23, 2003.

Information as to the Company's executive officers is set forth under the heading "Executive Officers" in ITEM 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information as to executive compensation is incorporated by reference to material contained under the headings "Cash Compensation" and "Compensation Plans" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 23, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information as to the security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 23, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 23, 2003.

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

         (4)(f) See Article III, Section 4 of Exhibit 3(a).

         (4)(g) See Articles II, III, VI, VIII and IX of Exhibit (3)(b).

         (10)(c) Lease dated April 29, 1986 between Chuckatcuk Partnership and the Company relating to the Company's principal executive office space in Radford, Virginia (Incorporated by reference to Exhibit 10(d) to Registration Statement No. 33-5319 filed with the Securities and Exchange Commission on June 25, 1986).

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

                                              RADVA Corporation


Dated:                March 25, 2003          By /s/ Luther I. Dickens
                                                 ------------------------------
                                              Luther I. Dickens
                                              Chief Executive Officer and
                                              Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:                March 25, 2003          By /s/ Luther I. Dickens
                                                 ------------------------------
                                                 Luther I. Dickens
                                                 Chief Executive Officer and
                                                 Chairman of the Board


Dated:                March 25, 2003          By /s/ Rush G. Allen
                                                 ------------------------------
                                                 Rush G. Allen
                                                 Director

Dated:                March 25, 2003          By /s/ J. Granger Macfarlane
                                                 ------------------------------
                                                 J. Granger Macfarlane
                                                 Director

Dated:                March 25, 2003          By /s/ Stephen L. Dickens
                                                 ------------------------------
                                                 Stephen L. Dickens
                                                 President and Director


Dated:                March 25, 2003          By  /s/ David B. Kinney
                                                 ------------------------------
                                                 David B. Kinney
                                                 Director

Dated:                March 25, 2003          By /s/ Richard W. Frizzell
                                                 ------------------------------
                                                 Richard W. Frizzell
                                                 Director

                                 CERTIFICATIONS
                                 --------------

I, Luther I. Dickens, Chief Executive Officer, Radva Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-K of Radva Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

     (c) and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:        March 21, 2003



                                    /s/ Luther I. Dickens
                                    -------------------------------------------
                                    Luther I. Dickens
                                    Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, William F. Fry, Vice President-Chief Financial Officer of Radva Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-K of Radva Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (c) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

     (c) and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003



                                       /s/ William F. Fry
                                       -----------------------------------------
                                       William F. Fry
                                       Vice President-Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Radva Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 21, 2003            /s/  Luther I. Dickens
                                 -------------------------------------------
                                 Luther I. Dickens
                                 Chief Executive Officer



Date:  March 21, 2003            /s/ William F. Fry
                                 -----------------------------------------
                                 William F. Fry
                                 Vice President-Chief Financial Officer