Form 10-Q
period 2003-03-31
RADVA CORP
filed 2003-05-14
CIK 792984

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

           For Quarterly Period                     Commission File
           ended March 31, 2003                     Number  0-15464


                                RADVA CORPORATION

        (Exact name of small business issuer as specified in its charter)

         VIRGINIA                                          54-0715892

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
                                    3,987,987
                                    ----------

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:


 INDEPENDENT ACCOUNTANTS' REPORT                              3


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2002 and March 31, 2003                4

          Statements of Operations, Three Months
          Ended March 31, 2002 and March 31, 2003             5

          Statements of Cash Flows, Three Months
          Ended March 31, 2002 and March 31, 2003             6

          Notes to Financial Statements                       7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

PERSINGER & COMPANY, L.L.C.
Certified Public Accountants

203 W. Grayson Street                                      Tel. (276) 236-8135
P.O. Box 797                                               Fax  (276) 236-0797
Galax, VA 24333


                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
RADVA Corporation
Radford, Virginia


We have reviewed the accompanying condensed consolidated balance sheet of Radva Corporation and subsidiary as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Radva Corporation and subsidiary as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Galax, Virginia
May 12, 2003

                           RADVA CORPORATION
                             Balance Sheets
                              (Unaudited)
                             (In Thousands)

                                                    March 31       December 31
              ASSETS                                  2003             2002
                                                    --------       -----------
Current assets:
   Cash ....................................        $    442         $    108
                                                    --------         --------
   Accounts and notes receivable ...........           1,554            1,581
   Other Accounts Receivable ...............             106              171
   Less allowance for doubtful accounts ....              69               57
                                                    --------         --------
   Net receivables .........................           1,591            1,695
                                                    --------         --------
  Inventories:
     Finished goods ........................             682              782
     Work in process .......................            --               --
     Raw materials and supplies ............             359              259
                                                    --------         --------
     Total inventories .....................           1,041            1,041
                                                    --------         --------

   Prepaid expenses ........................              55               78
                                                    --------         --------
         Total current assets ..............           3,129            2,922
                                                    --------         --------

Property, plant & equipment, at cost .......           9,438            9,404
   Less accumulated depreciation ...........           5,768            5,639
                                                    --------         --------
         Net property, plant & equip .......           3,670            3,765
                                                    --------         --------

Patents and other intangibles ..............             573               70
Investment in Thermasteel Corporation ......             558              558
Trademark manufacturing and
 marketing rights ..........................            --                395
Note receivable-noncurrent .................           2,582            2,550
Other assets ...............................             205              312
                                                    --------         --------
                                                    $ 10,717         $ 10,572
                                                    ========         ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ..        $    153         $    165
   Notes payable ...........................           1,315            1,475
   Accounts payable ........................             784              852
   Accrued expenses ........................             286              164
                                                    --------         --------
           Total current liabilities .......           2,538            2,656

Accrued long-term expenses .................              63               63
Long-term debt, excluding current
   installments ............................           3,098            3,128
                                                    --------         --------
           Total liabilities ...............           5,699            5,847
                                                    --------         --------

Minority interest ..........................             166             --
                                                    --------         --------

Stockholders' equity:
   Preferred stock, 8% cumulative, par value
     .01 600,000 shares outstanding ........               6                6
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027 ............             124               40
   Additional paid-in capital ..............           4,735            4,735
   Retained earnings .......................             (13)             (56)
                                                    --------         --------
            Total stockholders' equity .....           4,852            4,725
                                                    --------         --------
                                                    $ 10,717         $ 10,572
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

                                RADVA CORPORATION
                            Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (In Thousands, except per share data)


                                        Three Months Ended
                                             March 31
                                      -----------------------
                                        2003            2002
                                      -------         -------
Manufacturing net revenues ...        $ 2,786           2,236
                                      -------         -------

Cost and expenses:
   Cost of sales .............          2,089           1,584
   Shipping and selling ......            305             212
   General and administrative.            287             316
   Research and development ..             19            --
                                      -------         -------
                                        2,700           2,112
                                      -------         -------

   Operating income ..........             86             124
                                      -------         -------

Other income (deductions):
   Interest expense ..........            (76)           (105)
   Other .....................             33              40
                                      -------         -------
                                          (43)            (65)
                                      -------         -------

Earnings before income tax and
minority interest ............             43              59

Income tax expense ...........           --              --
Minority interest ............           --              --
                                      -------         -------

Net earnings .................        $    43              59
                                      =======         =======

Earnings per common share ....        $   .01             .01
                                      =======         =======




See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION

                            Statements of Cash Flows
                           Three Months Ended March 31
                                   (Unaudited)
                                 (In Thousands)

                                                       2003           2002
                                                       -----         -----
Cash flows from operating activities:
   Net income (loss) ..........................        $  43         $  59
                                                       -----         -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ............................          129           146
      Amortization ............................            3            14
     Change in assets and liabilities:
       Decrease (Increase) in net receivables .          104            12
       Decrease (Increase) in inventories .....          --            108
       Decrease (Increase) in prepaid expenses            23            27
       Decrease (Increase) in other assets ....          (36)          (23)
       Increase (Decrease) in accounts payable           (68)         (336)
       Increase (Decrease) in accrued expenses           122            51
                                                       -----         -----
         Total adjustments ....................          277            (1)
                                                       -----         -----

         Net cash from operating activities ...          320            58
                                                       -----         -----

Cash flows from investing activities:
   Increase in minority interest ..............          250           --
   Capital expenditures for equipment and other
     long-term assets .........................          (34)          (14)
                                                       -----         -----
         Net cash from investing activities ...          216           (14)
                                                       -----         -----

Cash flows from financing activities:
   Principal payments on notes payable ........         (160)          (67)
   Principal payments under long-term debt ....          (42)          (35)
                                                       -----         -----

         Net cash from financing activities ...         (202)         (102)
                                                       -----         -----

Net increase (decrease) in cash ...............          334           (58)

Cash at January 1 .............................          108            70
                                                       -----         -----

Cash at March 31 ..............................        $ 442         $  12
                                                       =====         =====


See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 2003
(1)  General

     The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2)  Property, Plant and Equipment

     A summary of property, plant and equipment follows:

         Land and improvements.............................         $  169,565
         Buildings and improvements........................          3,125,193
         Machinery and equipment...........................          5,454,203
         Transportation equipment..........................            372,130
         Office equipment..................................            316,813
                                                                    ----------
                                                                    $9,437,904
                                                                    ==========
(3)  Accrued Expenses

     Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  159,754
         Other.............................................            126,293
                                                                    ----------
                                                                    $  286,047
                                                                    ==========
(4)  Notes Payable

         Notes payable to stockholders.....................             19,643


         Line of credit with commercial bank,
         $1,500,000 limit, interest variable
         (6.50% at March 31, 2003).........................        $ 1,295,125
                                                                   -----------
                                                                   $ 1,314,768
                                                                   ===========
(5)  Long-term Debt

     A summary of long-term debt follows:

         Installment note payable to bank, due in variable
         monthly installments, including interest at prime
         plus 2.25% (6.50% at March 31, 2003); collateralized
         by all of the company's assets.                             1,943,163

         Installment note payable to bank, due in monthly
         installments of $17,402, including interest at prime
         plus 2.25% (6.50% at March 31, 2003); collateralized
         by all of the company's assets.                             1,298,420

         Installment note payable to bank, due in
         monthly installments of $527, including
         interest at 9.5%; collateralized by
         equipment.                                                      9,262
                                                                   -----------
              Total long-term debt                                   3,250,845
         Less current installments of long-term debt                   153,284
                                                                   -----------

                  Long-term debt, excluding current installments   $ 3,097,561
                                                                   ===========

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations

The Company's net revenues increased $550,000, or 25%, in the first quarter of 2003 as compared to the first quarter of 2002. However, operating income was lower by $38,000 due to increased costs.

Cost of sales, as a percentage of revenues, increased 4.2% from 70.8% for the first quarter of 2002 to 75% for the first quarter of 2003. This percentage increase was primarily due to increased costs of natural gas and expandable polystyrene.

Shipping and selling expenses were $93,000 higher in the first quarter of 2003 than in the first quarter of 2002. Freight out and warehouse labor were $69,000 and $11,000 higher, respectively, at the Portsmouth, Virginia plant on sharply higher sales.

General and administrative expenses were $29,000 lower in the first quarter of 2003 due to a variety of cost reductions and efficiencies. Interest expense was also lower by $29,000 in the first quarter due to reduced debt and a lower prime interest rate.

Funding of New Subsidiary

The most significant development in the first quarter of 2003 was the funding of a new subsidiary, Triter Corporation. In March 2003, the Company's new subsidiary, Triter Corporation, received $250,000 for 20% minority interest in that corporation. Radva Corporation transferred $568,349 in patents and other intangible assets, in addition to $12,156 in inventories and equipment, for its remaining 80% interest in Triter Corporation.

Liquidity and Capital Resources

At March 31, 2003 the balance available on the Company's $1,500,000 line of credit was $204,875 and working capital was $591,000. Management believes that cash flow will be adequate to satisfy 2003 needs.

PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings

          See item 3 of the Company's Form 10-K for the fiscal year ended December 31, 2002.

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


                                        RADVA CORPORATION

                                        /s/ William F. Fry
                                        -------------------------------
                                        William F. Fry
                                        Secretary/Treasurer



May 2, 2003

                                 CERTIFICATIONS


I, Luther I. Dickens, Chief Executive Officer of Radva Corporation, certify that

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     c) and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May 14, 2003


                                            /s/ Luther I. Dickens
                                            ----------------------------------
                                            Luther I. Dickens
                                            Chief Executive Officer

                                 CERTIFICATIONS


I, William F. Fry, Vice President-Chief Financial Officer of Radva Corporation, certify that

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     c) and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May 14, 2003


                                         /s/ William F. Fry
                                         ----------------------------------
                                         William F. Fry
                                         Vice President-Chief Financial Officer

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



Date:             May 14, 2003                       /s/ Luther I. Dickens
                                                     --------------------------
                                                     Luther I. Dickens
                                                     Chief Executive Officer

Date:             May 14, 2003                       /s/ William F. Fry
                                                     --------------------------
                                                     William F. Fry
                                                     Vice President-
                                                     Chief Financial Officer