Form 10-Q
period 2003-06-30
RADVA CORP
filed 2003-08-07
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

            For Quarter Ended                         Commission File
            June 30, 2003                             Number  0-15464

                                RADVA CORPORATION

             (Exact name of registrant as specified in its charter)


             VIRGINIA                                    54-0715892

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


At July 31, 2003, there were 3,987,987 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:

 INDEPENDENT ACCOUNTANTS' REPORT                              3

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2002 and June 30, 2003                 4

          Statements of Operations, Three Months
          and Six Months Ended June 30, 2002 and
          June 30, 2003                                       5

          Statements of Cash Flows, Six Months
          Ended June 30, 2002 and June 30, 2003               6

          Notes to Financial Statements                      7-8


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9



PART II.  OTHER INFORMATION                                  10

PERSINGER & COMPANY, L.L.C.

Certified Public Accountants
203 W. Grayson Street
PO Box 797
Galax, VA 24333



                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
RADVA Corporation
Radford, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of RADVA Corporation and subsidiary as of June 30, 2003, and the related consolidated statements of income and cash flows for the six-month period ended June 30, 2003. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of RADVA Corporation and subsidiary as of December 31, 2002, and the related consolidated statement of income, stockholders? equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set fourth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Persinger & Co. LLC

Galax, Virginia
August 12, 2002

                                RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                    June 30           December 31
              ASSETS                                  2003               2002
                                                    --------          -----------
Current assets:
   Cash ..................................          $    257           $    108
                                                    --------           --------
   Accounts and notes receivable .........             1,221              1,581
   Other accounts receivable .............               110                171
   Less allowance for doubtful accounts ..                72                 57
                                                    --------           --------
   Net receivables .......................             1,259              1,695
                                                    --------           --------

  Inventories:
     Finished goods ......................               865                782
     Raw materials and supplies ..........               387                259
                                                    --------           --------
     Total inventories ...................             1,252              1,041
                                                    --------           --------

   Prepaid expenses ......................                 2                 78
                                                    --------           --------
         Total current assets ............             2,770              2,922
                                                    --------           --------

Property, plant & equipment, at cost .....             9,600              9,404
   Less accumulated depreciation .........             5,897              5,639
                                                    --------           --------
         Net property, plant & equip .....             3,703              3,765
                                                    --------           --------

Investment in Thermasteel Corporation ....               558                558
Patents and other intangibles ............               573                 70
Trademark, manufacturing, and marketing
   rights ................................              --                  395
Note receivable-noncurrent ...............             2,613              2,550
Other assets .............................               208                312
                                                    --------           --------
                                                    $ 10,425           $ 10,572
                                                    ========           ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt           $    153           $    165
   Notes payable .........................             1,344              1,475
   Accounts payable ......................               674                852
   Accrued expenses ......................               204                164
                                                    --------           --------
          Total current liabilities ......             2,375              2,656
                                                                       --------

Accrue long-term expenses ................                63                 63
Long-term debt, excluding current
   installments ..........................             3,055              3,128
                                                    --------           --------
         Total Liabilities ...............             5,493              5,847
                                                    --------           --------

Minority interest ........................               160               --
                                                    --------           --------

Stockholders' equity:
   Preferred stock, 8% cumulative,
      $.01 par ...........................                 6                  6
   Common stock of $.01 par value ........
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027 ..........               124                 40
   Additional paid-in capital ............             4,735              4,735
   Retained earnings .....................               (93)               (56)
                                                    --------           --------

            Total stockholders' equity ...             4,772              4,725
                                                    --------           --------

                                                    $ 10,425           $ 10,572
                                                    ========           ========


See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                    Three Months and Six Months Ended June 30
                      (In Thousands, except per share data)


                                              Three Months Ended                   Six Months Ended
                                                   June 30                              June 30
                                           -------------------------           -------------------------
                                             2003              2002             2003               2002
                                           -------           -------           -------           -------
Net Revenues:
   Manufacturing net revenues ...          $ 2,253             2,380             5,039             4,616
                                           -------           -------           -------           -------

Cost and expenses:
   Cost of sales ................            1,677             1,614             3,766             3,198
   Shipping and selling .........              265               243               570               455
   General and administrative ...              313               328               600               644
   R&D ..........................               34                22                53                22
                                           -------           -------           -------           -------
                                             2,289             2,207             4,989             4,319
                                           -------           -------           -------           -------

   Operating income (loss) ......              (36)              173                50               297
                                           -------           -------           -------           -------

Other income (deductions):
   Interest expense .............              (73)              (94)             (149)             (199)
   Interest income ..............               32                32                63                69
   Other ........................                9                16                11                19
                                           -------           -------           -------           -------
                                               (32)              (46)              (75)             (111)
                                           -------           -------           -------           -------


Earnings (loss) before income tax
   and minority interest ........              (68)              127               (25)              186

Minority interest ...............                6              --                   6              --

Income tax expense ..............             --                --                --                --
                                           -------           -------           -------           -------

Net earnings (loss) .............              (62)              127               (19)              186
                                           =======           =======           =======           =======

Earnings (loss) per common share              (.02)              .03              --                 .05
                                           =======           =======           =======           =======




See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Cash Flows
                            Six Months Ended June 30
                                 (In Thousands)

                                                           2003            2002
                                                           -----           -----
Cash flows from operating activities:
   Net income (loss) ............................          $ (19)          $ 186
                                                           -----           -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ..............................            258             292
      Amortization ..............................              4              28
      Loss (Gain) on sale of land ...............           --               (11)
    Change in assets and liabilities:
       Decrease (Increase) in net receivables ...            436             351
       Decrease (Increase) in inventories .......           (211)            (46)
       Decrease (Increase) in prepaid expenses ..             76              58
       Decrease (Increase) in other current
          assets ................................           --                (2)
       Decrease (Increase) in other assets ......            (71)           (361)
       Increase (Decrease) in accounts payable ..           (178)           (327)
       Increase (Decrease) in accrued expenses ..             40             (53)
                                                           -----           -----
       Total adjustments ........................            354             (71)
                                                           -----           -----

         Net cash from operating activities .....            335             115
                                                           -----           -----

Cash flows from investing activities:
   Increase in minority interest ................            244            --
   Proceeds from sale of property and equipment .           --                57
   Capital expenditures for equipment and other
     long-term assets ...........................           (196)            (98)
                                                           -----           -----

         Net cash from investing activities .....             48             (41)
                                                           -----           -----

Cash flows from financing activities:
   Dividends paid ...............................            (18)           --
   Proceeds from notes payable ..................            107              14
   Principal payments under long-term debt ......           (323)            (85)
                                                           -----           -----

         Net cash from financing activities .....           (234)            (71)
                                                           -----           -----

Net increase (decrease) in cash .................            149               3

Cash at January 1 ...............................            108              70
                                                           -----           -----

Cash at June 30 .................................          $ 257           $  73
                                                           =====           =====

See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 2003


(1)  General


The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.


(2)  Property, Plant and Equipment

A summary of property, plant and equipment follows:

         Land and improvements.............................         $  169,565
         Buildings and improvements........................          3,135,018
         Machinery and equipment...........................          5,605,092
         Transportation equipment..........................            372,130
         Office equipment..................................            318,170
                                                                    ----------
                                                                    $9,599,975
                                                                    ==========
(3)  Accrued Expenses

Accrued expenses are comprised of the following:

      Payroll and employment benefits......................         $  159,478
      Other................................................             44,966
                                                                    ----------

                                                                    $  204,444
                                                                    ==========
(4)  Notes Payable

         Line of credit with commercial bank, collateralized
         by certain accounts receivable and inventory,
         interest at prime plus 2 1/4%....................          $1,343,614
                                                                    ==========

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 2003



(5)  Long-term Debt


A summary of long-term debt follows:

         Installment note payable to bank, due in variable
         monthly installments, including interest at prime
         plus 2.25% (6.25% at June 30, 2003); collateralized
         by all of the company's assets.                            $1,930,968

         Installment note payable to bank, due in monthly
         installment of $17,402, including interest at prime
         plus 2.25% (6.25% at June 30, 2003); collateralized
         by all of the company's assets.                             1,269,564

         Installment note payable to bank, due in
         monthly installments of $527, including
         interest at 9.5%; collateralized
         by equipment                                                    7,890
                                                                    ----------

                  Total long-term debt                               3,208,422

         Less current installments of long-term debt                   153,284
                                                                    ----------

         Long-term debt, excluding current installments             $3,055,138
                                                                    ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003


The Company incurred a net loss of $19,000 in the first six months of 2003 compared to net income of $186,000 in the first six months of 2002. This deterioration in operating results occurred in spite of a $423,000 increase in revenues from $4,616,000 for the six months ended June 30, 2002 to $5,039,000 for the six months ended June 30, 2003.

Cost of sales, as a percent of manufacturing revenues, was up 5.4%, from 69.3% for the six months ended June 30, 2002 to 74.7% for the six months ended June 30, 2003. The most significant factors contributing to this increase in cost of sales were a 6.68% increase in raw material costs and a 2.76% increase in the cost of gas and oil as a percent of production.

Shipping and selling expenses were up $115,000 for the first half of 2003. This increase was due to a combination of factors, including: 1)increased freight out costs of $67,000 at the Portsmouth plant resulting from a change forom FOB shipping point to FOB destination terms, 2) increased cost of warehouse labor of $34,000 and 3) increased cost of truck lease and gasoline cost at the Radford plant of $20,000 due to additional leased equipment.

The $44,000 decrease in general and administrative expenses primarily resulted from reduced expenses at the company's 80% owned subsidiary, Triter Corporation, as compared to the Triter Division in 2002.

Interest was down $50,000 as a result of reductions in the prime interest rate on which virtually all the Company's notes payable are based and reduced note balances on which interest in assessed.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

The factors noted above in the six month comparisons were also the factors largely contributing to differences in results for the three months ended June 30, 2002 compared to the three months ended June 30, 2003. Revenues were down $127,000 which is felt by management to be a result of continued depressed conditions in the countries manufacturing sector. However, profits decreased $189,000 in the second quarter, from $127,000 for the three months ended June 30, 2002 to a loss of $62,000 for the three months ended June 30, 2003.

Cost of sales, as a percentage of manufacturing revenues, was up 5.6%, from 68.8% for the quarter ended June 30, 2002 to 74.4% for the quarter ended June 30, 2003. This increase was primarily a result of a increases in the cost of natural gas and raw materials of 2.92% and 5.67%, respectively.

FUNDING OF NEW SUBSIDIARY

The most significant development in 2003 has been the funding of a new subsidiary, Triter Corporation. In March 2003, the Company's new subsidiary, Triter Corporation, received $250,000 for 20% minority interest in that corporation. Radva Corporation transferred $586,349 in patents and other intangible assets, in addition to $12,156 in inventories and equipment, for its remaining 80% interest in Triter Corporation.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the balance available on the Company's $1,500,000 line of credit was $156,386 and working capital was $395,000. Management believes that cash flow will be adequate to satisfy 2003 needs.

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


Item 2.   CHANGES IN SECURITIES
          Not applicable.


Item 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          Not applicable.


Item 5.   OTHER INFORMATION
          Not applicable.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K NOT APPLICABLE.
          (a)   Exhibits

                31.1 Section 302 Certification of the Chief Executive Officer

                31.2 Section 302 Certification of the Vice President-Chief
                     Financial Officer

                32   Section 906 Certification

          (b)   Reports on Form 8-K

                Not applicable

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

July 31, 2003