Form 10-Q
period 2003-09-30
RADVA CORP
filed 2003-11-13
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarter Ended                         Commission File
     September 30, 2003                        Number  0-15464

                                RADVA CORPORATION

             (Exact name of registrant as specified in its charter)


       VIRGINIA                                              54-0715892

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

                        Yes   X              No
                            -----                -----

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                ---     ---

At November 11, 2003, there were 3,987,987 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------

 PART I.  FINANCIAL INFORMATION:

          INDEPENDENT AUDITOR'S REPORT                        3

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2002 and September 30, 2003            4

          Statements of Operations, Three Months
          and Nine Months Ended September 30, 2002 and
          September 30, 2003                                  5

          Statements of Cash Flows, Nine Months
          Ended September 30, 2002 and September 30, 2003     6

          Notes to Financial Statements                       7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

PERSINGER & COMPANY, L.L.C.
Certified Public Accountants

203 W. Grayson Street                                Tel  (276) 236-8135
P.o. Box 797                                         Fax  (276) 236-0797
Galax, Va 24333

                         Independent Accountant's Report

Board of Directors
Radva Corporation
Radford, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of RADVA corporation and subsidiary as of September 30, 2003, and the related consolidated statements of income and cash flows for the nine-month period ended September 30, 2003. these financial statements are the responsibility of the Corporation's management.

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

Galax, Virginia
November 12, 2003

                            RADVA CORPORATION
                             BALANCE SHEETS
                             (IN THOUSANDS)

                                                     September 30    December 31
              ASSETS                                     2003            2002
                                                     ------------    -----------
Current assets:
   Cash ..........................................      $    245       $    108
                                                        --------       --------
   Accounts and notes receivable .................         1,386          1,581
   Other accounts receivable .....................           106            171
   Less allowance for doubtful accounts ..........            75             57
                                                        --------       --------
   Net receivables ...............................         1,417          1,695
                                                        --------       --------

  Inventories:
     Finished goods ..............................           746            782
     Work in process .............................          --             --
     Raw materials and supplies ..................           318            259
                                                        --------       --------
     Total inventories ...........................         1,064          1,041
                                                        --------       --------

   Prepaid expenses ..............................             5             78
                                                        --------       --------
          Total current assets ...................         2,731          2,922
                                                        --------       --------

Property, plant & equipment, at cost .............         9,617          9,404
   Less accumulated depreciation .................         6,026          5,639
                                                        --------       --------
         Net property, plant & equip .............         3,591          3,765
                                                        --------       --------

Investment in Thermasteel Corporation ............           558            558
Patents and other intangibles ....................           600             70
Trademark, manufacturing, and marketing
   rights ........................................          --              395
Note receivable-noncurrent .......................         2,644          2,550
Other assets .....................................           213            312
                                                        --------       --------
                                                        $ 10,337       $ 10,572
                                                        ========       ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ........      $    153       $    165
   Notes payable .................................         1,314          1,475
   Accounts payable ..............................           725            852
   Accrued expenses ..............................           237            164
                                                        --------       --------
          Total current liabilities ..............         2,429          2,656
                                                        --------       --------

Accrued long-term expenses .......................            63             63
Long-term debt, excluding current
   installments ..................................         3,112          3,128
                                                        --------       --------

         Total Liabilities .......................         5,604          5,847
                                                        --------       --------

Minority Interest ................................           154           --
Stockholders' equity:
   Preferred stock, 8% cumulative,
     Par value $.01 ..............................             6              6
   Common stock of $.01 par value
     Authorized 10,000,000 shares; issued
      and outstanding 3,987,987 ..................           124             40
   Additional paid-in capital ....................         4,735          4,735
   Retained earnings .............................          (286)           (56)
                                                        --------       --------

            Total stockholders' equity ...........         4,579          4,725
                                                        --------       --------

                                                        $ 10,337       $ 10,572
                                                        ========       ========

See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                 Three Months and Nine Months Ended September 30
                      (In Thousands, except per share data)


                                            Three Months Ended              Nine Months Ended
                                              September 30                     September 30
                                           --------------------            --------------------
                                           2003            2002            2003            2002
                                           ----            ----            ----            ----
Net Revenues:
   Manufacturing net revenues .....      $ 2,246           2,185           7,285           6,801
                                         -------         -------         -------         -------

Cost and expenses:
   Cost of sales ..................        1,852           1,753           5,618           4,951
   Shipping and selling ...........          253             237             823             692
   General and administrative .....          278             316             878             960
   Research and development .......           29              18              82              40
                                         -------         -------         -------         -------
                                           2,412           2,324           7,401           6,643
                                         -------         -------         -------         -------


   Operating income (loss) ........         (166)           (139)           (116)            158
                                         -------         -------         -------         -------


Other income (deductions):
   Interest expense ...............          (72)            (91)           (221)           (290)
   Interest income ................           30              32              93             101
   Other ..........................            9               4              20              23
                                         -------         -------         -------         -------
                                             (33)            (55)           (108)           (166)
                                         -------         -------         -------         -------


Earnings (loss) before income tax
and minority interest .............         (199)           (194)           (224)             (8)

Minority Interest .................            6            --                12

Income tax expense ................         --              --              --              --
                                         -------         -------         -------         -------

Net earnings (loss) ...............        (193)           (194)           (212)             (8)
                                         =======         =======         =======         =======

Earnings (loss) per common share...         (.05)           (.05)           (.05)           --
                                         =======         =======         =======         =======




See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Cash Flows
                         Nine Months Ended September 30
                                 (In Thousands)

                                                        2003          2002
                                                       ------        ------
Cash flows from operating activities:
   Net income .................................        $(212)        $  (8)
                                                       -----         -----
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ............................          387           441
      Amortization ............................            6            41
      Loss (Gain) on sale of equipment ........         --             (12)
    Change in assets and liabilities:
       Decrease (Increase) in net receivables..          278           371
       Decrease (Increase) in inventories .....          (23)          (37)
       Decrease (Increase) in prepaid
        expenses...............................           73            63
       Decrease (Increase) in other current
          assets ..............................         --            --
       Decrease (Increase) in other assets ....         (136)         (379)
       Increase (Decrease) in accounts
          payable..............................         (127)         (378)
       Increase (Decrease) in accrued
          expenses.............................           73           (20)
                                                       -----         -----
         Total adjustments ....................          531            90
                                                       -----         -----

         Net cash from operating activities ...          319            82
                                                       -----         -----


Cash flows from investing activities:
   Increase in minority interest ..............          238          --
Proceeds from sale of property and equipment ..         --              58
   Capital expenditures for equipment and other
     long-term assets .........................         (213)         (137)
                                                       -----         -----

         Net cash from investing activities ...           25           (79)
                                                       -----         -----

Cash flows from financing activities:
   Dividends paid .............................          (18)         --
   Proceeds (payments) on notes payable .......         (161)          102
   Proceeds on long-term debt .................          107          --
Principal payments under long-term debt .......         (135)         (122)
                                                       -----         -----
         Net cash from financing activities ...         (207)          (20)
                                                       -----         -----

Net increase (decrease) in cash ...............          137           (17)

Cash at January 1 .............................          108            70
                                                       -----         -----

Cash at June 30 ...............................        $ 245         $  53
                                                       =====         =====




See accompanying notes to financial statements.

                               RADVA CORPORATION
                         Notes to Financial Statements
                               September 30, 2003
(1)  General

The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2)  Property, Plant and Equipment

     A summary of property, plant and equipment follows:

     Land and improvements.............................         $  169,565
     Buildings and improvements........................          3,140,772
     Machinery and equipment...........................          5,615,264
     Transportation equipment..........................            372,130
     Office equipment..................................            319,173
                                                                ----------
                                                                $9,616,904
                                                                ==========
(3)  Accrued Expenses

     Accrued expenses are comprised of the following:
     Payroll and employment benefits...................         $  144,366
     Other.............................................             92,000
                                                                ----------
                                                                $  236,366
                                                                ==========
(4)  Notes Payable

     Demand notes payable to officers..................             19,643
     Demand note, collateralized by certain
     accounts receivable and inventory,
     interest at prime plus 2%........................          $1,294,518
                                                                ----------
                                                                $1,314,161
                                                                ==========
(5)  Long-term Debt

     A summary of long-term debt follows:

     Installment note payable to bank, due in
     variable monthly installments, including
     interest at prime plus 1.5%                                    99,717

     Installment note payable to bank, due in
     variable monthly installments, including interest
     at prime plus 2.25%; collateralized by all of
     the company's assets.                                       1,918,663

     Installment note payable to bank, due in monthly
     installment of $17,402, including interest at
     prime plus 2.25%; collateralized by all of the
     company's assets.                                           1,239,923

     Installment note payable to bank, due in
     monthly installments of $527, including
     interest at 9.5%; collateralized
     by equipment.                                                   6,485
                                                                ----------

     Total long-term debt                                        3,264,788

     Less current installments of long-term debt                   153,284
                                                                ----------

     Long-term debt, excluding current installments             $3,111,504
                                                                ==========

Item 2 - Management's Discussion and Analysis of
         Financial Conditions and Results of Operations


Results of Operations - Nine months Ended September 30, 2002
         Compared to Nine Months Ended September 30, 2003

The Company incurred a net loss of $212,000 in the first nine months of 2003 compared to net loss of $8,000 in the first nine months of 2002. This deterioration in operating results occurred in spite of a $484,000 increase in revenues from $6,801,000 for the nine months ended September 30, 2002 to $7,285,000 for the nine months ended September 30, 2003.

The Company wrote down finished goods inventories by approximately $65,000 in September, 2003. Half of this reduction was to eliminate obsolete inventory and the remainder was a price-reduction on proprietary items on which cost is estimated. Another major factor in depressing September 2003 operations was hurricane Isabel, which resulted in a loss of power at the Portsmouth plant for ten days.

Cost of sales, as a percent of manufacturing revenues, was up 4.3% from 72.8% for the nine months ended September 30, 2002 to 77.1% for the nine months ended September 30, 2003. The most significant factors contributing to this increase in cost of sales were a 6.0% increase in raw material costs and a 2.4% increase in the cost of gas and oil as a percent of production.

Shipping and selling expenses were up $131,000 for the first three quarters of 2003. This increase was due to a combination of factors, including: 1) increased freight out costs of $68,485 at the Portsmouth plant resulting from a change from FOB shipping point to FOB destination terms, 2) increased cost of warehouse labor of $51,000 and 3) increased cost of truck lease and gasoline cost at the Radford plant of $24,727 due to additional leased equipment.

The $82,000 decrease in general and administrative expenses primarily resulted from reduced amortization expenses due to a change in generally accepted accounting principals.

Interest was down $69,000 as a result of reductions in the prime interest rate on which virtually all the Company's notes payable are based and reduced note balances on which interest is assessed.

Results of Operations - Three Months Ended September 30, 2002
         Compared to Three Months Ended September 30, 2003

The factors noted above in the nine month comparisons were also the factors largely contributing to differences in results for the three months ended September 30, 2002 compared to the three months ended September 30, 2003.

Cost of sales, as a percentage of manufacturing revenues, was up 2.3% from 80.2% for the quarter ended September 20, 2002 to 82.5% for the quarter ended September 30, 2003. This increase was primarily a result of an increase in the cost of natural gas and raw materials and the inventory write down mentioned above.

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

Liquidity and Capital Resources

At September 30, 2003, the balance available on the Company's $1,500,000 line of credit was $205,482 and working capital was $302,000. Management believes that cash flow will be adequate to satisfy 2003 needs.


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


November 11, 2003