Form 10-K
period 2003-12-31
RADVA CORP
filed 2004-03-29
CIK 792984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registration is an accelerated filer (as defined in Exchange Act Rule 12b-2)
                                     Yes       No
                                         ---      ---

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 2004 (see ITEM 5 for explanation of calculation): $ 523,577


Number of shares of common stock outstanding as of March 25, 2004:  3,987,987

                           DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant's proxy statement for its annual meeting of stockholders scheduled for April 22, 2004.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

RADVA Corporation (the "Company") was organized in 1962 as a Virginia corporation to engage in the production of molded and fabricated products from expandable polystyrene. Historically, the Company has specialized in the production of customized expanded polystyrene packaging materials used to protect products during shipment; however, the Company developed a composite building panel produced from expanded polystyrene and steel which it sold under the trademark THERMASTRUCTURE. During 1998, the Company sold 95% of its assets and interest in the composite building panel system. These assets were then transferred to a newly organized company, ThermaSteel Corporation, which continues to market the system worldwide. During 2002, the Company reacquired an additional 5% interest in Thermasteel Corporation, bringing its interest in Thermasteel Corporation to 10%. The Company also has a subsidiary, Triter Corporation, which was formed for the purpose of making the triterine referenced to in the Annual Report letter. In March 2003, the Company transferred its patents into Triter Corporation and sold 20% interest in Triter Corporation for $250,000 for the purpose of obtaining funds necessary for the continued development of the product.

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

RADVA is headquartered in Radford, Virginia, and has manufacturing facilities in Radford and Portsmouth, Virginia. These locations are within a day's drive of 75 percent of the U.S. market. Each facility includes more than 75,000 square feet of manufacturing and warehouse space with additional off-site warehousing. More than 30 molding presses, including new, highly efficient Kurtz & Hirsch machines enable RADVA to meet strict customer requirements quickly and with consistent high quality. Complete prototype and drop testing capabilities, a tool and die shop, and very strong supplier relationships enable the firm to develop creative, cost-effective solutions for customers.

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

CUSTOMERS

The Company's protective packaging business has a broad base of customers; however, one customer accounted for approximately 37.8% of protective packaging revenues in 2003. See Note 13 to the Company's audited statements regarding the loss of this customer.

BACKLOG

The Company had approximately $781,000 in backlog orders for protective packaging products as of December 31, 2003, compared to backlog orders of approximately $1,055,000 as of December 31, 2002. Although the Company believes that such backlog orders are firm, the purchase orders for protective packaging products generally may be canceled without cause by the customer. The Company expects to fill all of these orders during 2004.

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

REGULATION

The Company is subject to state and federal laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act ("OSHA") and by the Environmental Protection Agency. The Company's manufacturing facilities are subject to compliance with comprehensive OSHA standards. The Company believes that its manufacturing facilities and processes are currently in compliance with OSHA and does not anticipate capital expenditures for environmental control facilities or for compliance with OSHA standards during 2004. The Company does not believe that its compliance with federal and state environmental regulations has had or will have a material effect on its capital expenditures, earnings, or competitive position.

EMPLOYEES

The Company employs approximately 100 persons. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The following table identifies and sets forth certain information about the executive officers of the Company

            NAME           AGE        POSITION AND YEAR OF ELECTION
            ----           ---        -----------------------------
    Luther I. Dickens      71     Chief Executive Officer (1998)
    Stephen L. Dickens     46     President and Chief Operations Officer (1998)
    William F. Fry         64     Chief Financial Officer (1989)
    Michael R. Samples     51     Vice President, Manufacturing (1999)


ITEM 2.  PROPERTIES

REAL ESTATE

The real estate owned or leased by the Company and used in the Company's primary business operations is described below.

     (1) The Company owns approximately 10 acres of land in Radford, Virginia, and a 71,000 square foot building located on the Radford property. The building includes approximately 5,000 square feet of office space and approximately 66,000 square feet of manufacturing space. The Radford property is subject to deeds of trust which had outstanding balances as of December 31, 2003 aggregating approximately $3,116,686.

     (2) The Company owns approximately 7 acres of land in Portsmouth, Virginia, and a 74,000 square foot building located on the Portsmouth property. The building includes approximately 2,000 square feet of office space and approximately 42,000 square feet of manufacturing space. The Portsmouth property is subject to the same deed of trust referred to in (1) above which had an outstanding balance as of December 31, 2003 of approximately $3,116,686.

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

                      2003                  2002                  2001
                      ----                  ----                  ----
                 High      Low         High      Low         High       Low
                 ----      ---         ----      ---         ----       ---
First
Quarter           .22      .18          .30      .20         7/32      13/64


Second
Quarter           .30      .15          .30      .22         19/64     11/64

Third
Quarter           .24      .18          .35      .20         21/64     17/64


Fourth
Quarter           .45      .23          .22      .15         17/64     9/64

The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. There was no established public trading market for the Common Stock before June 1986.

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 25, 2004 shown on the facing page of this report was calculated as follows: the number of shares beneficially owned by the officers and directors of the Company as a group as of March 25, 2004 was subtracted from 3,987,987, the total number of shares outstanding on that date, and the resulting figure was multiplied by $.31, the average of the bid and asked prices of the Company's stock in the over-the-counter market on March 25, 2004. The foregoing calculation should not be deemed an admission that any of the officers or directors of the Company is an "affiliate" of the Company.

NUMBER OF STOCKHOLDERS
As of March 25, 2004 there were 279 record holders of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
SELECTED STATEMENTS OF
INCOME (LOSS) DATA:

                                                      Years Ended December 31,
                                ----------------------------------------------------------------------
                                2003            2002            2001             2000             1999
                                ----            ----            ----             ----             ----
                                       (Dollar amounts in thousands except per share data)
Net Revenues                 $  9,618         $  9,352        $  9,629         $ 10,077         $ 10,186
Income (loss) before
  income taxes or
  extraordinary items             (84)             126             (68)          (1,076)             276
Minority interest in
  Subsidiary                       19             --              --               --               --
Net income (loss)                 (66)             126             277           (1,076)             276
Net income (loss) per
  common share                   (.02)             .03             .07             (.27)             .07


SELECTED BALANCE
SHEET DATA:

                                                      Years Ended December 31,
                                ----------------------------------------------------------------------
                                2003            2002            2001             2000             1999
                                ----            ----            ----             ----             ----
                                          (Dollar amounts in thousands)
Working capital              $    356        $    266        $    158        $   (800)        $    974
Net property, plant,
  and equipment                 3,540           3,765           4,242           4,844            4,945
Total assets                   10,307          10,572          10,562          11,486           11,963
Long-term debt (including
  current maturities)           3,279           3,355           3,458           4,202            4,738
Stockholders' equity            4,625           4,725           4,611           4,076            5,177

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATION

The following table sets forth the percentage relationship that certain items in the statements of operations bear to the net revenues of the Company for each year during the five-year period ended December 31, 2003.

                                                                     Year Ended December 31
                                               -----------------------------------------------------------------
                                               2003           2002            2001           2000           1999
                                               ----           ----            ----           ----           ----
Manufacturing net revenues                    100.0%         100.0%         100.0%         100.0%         100.0%
                                              -----          -----          -----          -----          -----

Cost and expense:
Cost of sales                                  76.6%          72.0%          75.5%          86.4%          74.8%
Shipping and sales                             11.2%          10.4%           8.7%           9.2%           7.4%
General and administrative                     11.3%          13.8%          13.4%          12.8%          12.6%
Research and development                         .9%           1.2%           1.1%           0.0%           0.0%
                                              -----          -----          -----          -----          -----
                                              100.0%          97.4%          98.7%         108.4%          94.8%
                                              -----          -----          -----          -----          -----

     Operating income (loss)                    0.0%           2.6%           1.3%          (8.4%)          5.2%
                                              -----          -----          -----          -----          -----

Other income (deductions)
   Interest expense                            (3.2%)         (4.0%)         (4.9%)         (5.2%)         (4.5%)
   Interest income                              1.4 %          1.4%           1.9%           2.2%           1.7%
   Other                                         .9%           1.2%           0.4%           0.3%           0.1%
                                              -----          -----          -----          -----          -----

                                                (.9%)         (1.4%)         (2.6%)         (2.7%)         (2.7%)
                                              -----          -----          -----          -----          -----
Income (loss) before income
   taxes, extraordinary gain,
   and minority interest in subsidiary          (.9%)          1.3%           (.7%)        (10.7%)          2.7%
Income tax expense                              0.0 %          0.0%           0.0%           0.0%           0.0%
Extraordinary gain                              0.0%           0.0%           3.6%           0.0%           0.0%
                                              -----          -----          -----          -----          -----


Net income (loss)                               (.7%)          1.3%           2.9%         (10.7%)          2.7%
                                              =====          =====          =====          =====          =====

2003 COMPARED TO 2002
Although revenue increased $266,000 from $9,352,000 in 2002 to $9,618,000 in 2003, the Company incurred a loss of $66,000 in 2003 compared to having reported a net profit of $126,000 for 2002. This deterioration in operations in 2003 was primarily the result of a write down of inventories of approximately $65,000 and rising costs of natural gas and raw materials without a commensurate increase in sales prices.

Cost of sales, as a percent of revenues, was up 4.6% from 72.0% in 2002 to 76.6% in 2003. As stated above, inventories were written down approximately $65,000 and natural gas and raw material prices were up sharply. Natural gas cost for the Company's Radford and Portsmouth plants increased $148,000 and $113,000, respectively, accounting for approximately one half of the percentage increase in cost of sales. Direct materials accounted for approximately another 5.8% increase in cost of sales, offset by a reduction of labor and supervision cost on increased sales, reducing the percentage increase in cost of sales by approximately two percent.

Shipping and selling expenses increased $100,000 or from 10.4% of revenues in 2002 to 11.2% in 2003. This increase was due to a combination of factors, primarily increased freight out costs of $53,000 at the Portsmouth plant resulting from a change in sales mix and a change in shipping terms and increased cost of warehouse labor of $75,000.

General and administrative expenses decreased $202,000 as a result of many factors. Amortization decreased by $48,000 due to a change in generally accepted accounting principles. Bad debts, salaries, depreciation and travel were down a total of $81,000, all about equally.

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


IMPACT OF INFLATION

A significant increase in the rate of inflation and a concomitant increase in interest rates could adversely affect the Company since a large portion of the Company's indebtedness is linked to the prime interest rate.


LIQUIDITY AND CAPITAL RESOURCES

A major refinancing of the Company was accomplished in 2001 which resulted in longer amortization of the Company's long-term debt. Working capital increased from $266,000 at December 31, 2002 to $356,000 at December 31, 2003. The Company had $94,000 available on its line of credit at year-end.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Independent Auditors' Reports.......................................     14

Balance Sheets as of December 31, 2003 and 2002.....................    15-16

Statements of Operations for the Years Ended
   December 31, 2003, 2002, and 2001................................    17-18

Statements of Stockholders' Equity for the Years
   Ended December 31, 2003, 2002, and 2001..........................     19

Statements of Cash Flows for the Years
   Ended December 31, 2003, 2002, and 2001..........................    20-21

Notes to Financial Statements as of December 31,
   2003, 2002, and 2001.............................................    22-31



INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule V  - Property, Plant and Equipment.........................     32

Schedule VI - Accumulated Depreciation and
   Amortization of Property, Plant, and Equipment...................     33

Schedule VIII - Valuation and Qualifying Accounts...................     34

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
RADVA Corporation

We have audited the consolidated financial statements and the consolidated financial statement schedules of RADVA Corporation and subsidiary as of and for the years ended December 31, 2003 and 2002 as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RADVA Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2003 and 2002 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Galax, Virginia
February 13, 2004

                        RADVA CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                                                     2003               2002
                                                                     ----               ----
                 ASSETS
Current assets:
   Cash and cash equivalents (Notes 2 and 3)                     $   251,456        $   108,306
                                                                 -----------        -----------

   Accounts and notes receivable (Notes 7 and 8)                   1,207,452          1,580,729
   Receivable - other (Notes 3)                                      244,560            171,610
   Less allowance for doubtful accounts                              112,552             57,159
                                                                 -----------        -----------
         Net receivables                                           1,339,460          1,695,180
                                                                 -----------        -----------

   Inventories (Notes 7 and 8):
     Finished goods                                                  722,637            781,601
     Raw materials and supplies                                      343,367            259,482
                                                                 -----------        -----------
         Total inventories                                         1,066,004          1,041,083
                                                                 -----------        -----------

   Prepaid expenses                                                   70,569             77,562
                                                                 -----------        -----------

         Total current assets                                      2,727,489          2,922,131
                                                                 -----------        -----------

Property, plant and equipment, at cost (Notes 5, 7 and 8)          9,708,634          9,404,006
Less accumulated depreciation and amortization                     6,168,566          5,639,458
                                                                 -----------        -----------
         Net property, plant and equipment                         3,540,068          3,764,548
                                                                 -----------        -----------

Other assets, at cost, less accumulated amortization:
   Investment in Thermasteel (Note 21)                               558,065            558,065
   Trademark, marketing and manufacturing rights                     395,013            395,013
   Note receivable - long-term                                     2,630,803          2,550,614
   Other (Note 16)                                                   455,568            381,201
                                                                 -----------        -----------
                                                                   4,039,449          3,884,893
                                                                 -----------        -----------
                                                                 $10,307,006        $10,571,572
                                                                 ===========        ===========



continued

                        RADVA CORPORATION AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                                                  2003                 2002
                                                                                  ----                 ----
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt (Notes 3 and 8)                     $    200,084         $    164,559
   Notes payable (Notes 7 and 11):
     Line of credit                                                              1,186,360            1,434,635
Related parties                                                                     21,308               40,000
   Accounts payable                                                                841,948              852,602
   Accrued expenses (Note 6)                                                       121,347              164,360
                                                                              ------------         ------------
         Total current liabilities                                               2,371,047            2,656,156
                                                                              ------------         ------------

Long-term liabilities:
   Long-term debt, excluding current installments
     (Notes 3 and 8)                                                             3,016,024            3,127,367
   Accrued expenses (Note 6)                                                        63,055               63,055
                                                                              ------------         ------------
         Total long-term liabilities                                             3,079,079            3,190,422
                                                                              ------------         ------------

         Total liabilities                                                       5,450,126            5,846,578
                                                                              ------------         ------------

Commitments, contingencies and other matters
   (Notes 8, 12, 16 and 17)

Minority interest in Triter Corporation                                            231,497                 --
                                                                              ------------         ------------

Stockholders' equity:
   Preferred stock, 8% cumulative convertible, par value $.01 per share ($300,000 aggregate liquidation preference);
     authorized 1,000,000 shares; issued and outstanding 600,000
     shares in 2003 and 2002                                                         6,000                6,000
   Common stock, par value $.01 per share; authorized
     10,000,000 shares; issued and outstanding 3,987,987 and 3,987,987
     shares in 2003 and 2002                                                        39,880               39,880
   Additional paid-in capital                                                    4,735,305            4,735,305
   Retained earnings (deficit)                                                    (155,802)             (56,191)
                                                                              ------------         ------------
         Total stockholders' equity                                              4,625,383            4,724,994
                                                                              ------------         ------------
                                                                              $ 10,307,006         $ 10,571,572
                                                                              ============         ============




See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                                     2003              2002              2001
                                                                                     ----              ----              ----
Net revenues:
   Manufacturing net revenues                                                     $ 9,618,185       $ 9,351,621       $ 9,629,272
                                                                                  -----------       -----------       -----------
Costs and expenses:
   Cost of sales                                                                    7,370,110         6,732,897         7,269,170
   Shipping and selling expenses                                                    1,075,204           975,188           838,274
   General and administrative expenses                                              1,086,291         1,287,950         1,294,145
   Research and development expenses (Note 14)                                         85,109           109,394           103,309
                                                                                  -----------       -----------       -----------

                                                                                    9,616,714         9,105,429         9,504,898
                                                                                  -----------       -----------       -----------

         Operating income (loss)                                                        1,471           246,192           124,374
                                                                                  -----------       -----------       -----------

Other income (expense):
   Interest expense                                                                  (304,023)         (375,770)         (468,804)
   Interest income                                                                    131,739           130,401           185,138
   Other                                                                               86,110           112,656            37,291
                                                                                  -----------       -----------       -----------
                                                                                      (86,174)         (132,713)         (246,375)
                                                                                  -----------       -----------       -----------

                                                                                      (84,703)         (113,479)         (122,001)
                                                                                  -----------       -----------       -----------

Gain (loss) on sale of assets:
   Equipment                                                                             --               1,000             6,149
   Real estate                                                                           --              11,739            47,761
                                                                                  -----------       -----------       -----------
                                                                                         --              12,739            53,910
                                                                                  -----------       -----------       -----------

Income (loss) before income taxes, extraordinary item, and minority interest          (84,703)          126,218           (68,091)

Provision for income taxes (Note 9)                                                      --                --                --
                                                                                  -----------       -----------       -----------

     Net income (loss) before extraordinary item and minority interest                (84,703)          126,218           (68,091)

Extraordinary item (Note 15):
   Gain on early extinguishment of debt (less income tax benefit of $-0-)                --                --             345,283

   Minority interest in Triter Corporation                                             18,503              --                --
                                                                                  -----------       -----------       -----------

     Net income (loss)                                                            $   (66,200)      $   126,218       $   277,192
                                                                                  ===========       ===========       ===========

                        RADVA CORPORATION AND SUBSIDIARY


                                                                            2003           2002            2001
                                                                            ----           ----            ----
Income per common share (Note 18):
Basic earnings per share:
     Income (loss) before extraordinary item and minority interest      $     (.02)     $      .03      $     (.02)
                                                                        ==========      ==========      ==========

     Extraordinary item                                                 $     --        $     --        $      .09
                                                                        ==========      ==========      ==========
     Minority interest                                                  $     --        $     --        $     --
                                                                        ==========      ==========      ==========
     Net income (loss)                                                  $     (.02)     $      .03      $      .07
                                                                        ==========      ==========      ==========
Diluted earnings per share:
     Income (loss) before extraordinary item and minority interest      $     (.02)     $      .03      $     (.02)
                                                                        ==========      ==========      ==========
     Extraordinary item                                                 $     --        $     --        $      .08
                                                                        ==========      ==========      ==========
     Minority interest                                                                  $     --        $     --
                                                                        ==========      ==========      ==========
     Net income (loss)                                                  $     (.02)     $      .03      $      .06
                                                                        ==========      ==========      ==========

Weighted average number of shares outstanding:
         Basic                                                           3,987,987       3,987,987       3,987,987
         Diluted                                                         4,587,987       4,587,987       4,187,987






See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                     ADDITIONAL        RETAINED          TOTAL
                                   PREFERRED          COMMON          PAID-IN          EARNINGS       STOCKHOLDERS'
                                     STOCK            STOCK           CAPITAL         (DEFICIT)          EQUITY
                                  -----------      -----------      -----------      -----------       -----------
Balance at December 31, 2000      $      --        $    39,880      $ 4,483,506      $  (447,335)      $ 4,076,051
Issued stock                            6,000             --            251,799             --             257,799
Net loss                                 --               --               --            277,192           277,192
                                  -----------      -----------      -----------      -----------       -----------

Balance at December 31, 2001            6,000           39,880        4,735,305         (170,143)        4,611,042
Net income                               --               --               --            126,218           126,218
Dividends paid                           --               --               --            (12,266)          (12,266)
                                  -----------      -----------      -----------      -----------       -----------

Balance at December 31, 2002            6,000           39,880        4,735,305          (56,191)
                                                                                                         4,724,994
Net loss                                 --               --               --            (66,200)          (66,200)
Dividends paid                           --               --               --            (33,411)          (33,411)
                                  -----------      -----------      -----------      -----------       -----------

Balance at December 31, 2003      $     6,000      $    39,880      $ 4,735,305      $  (155,802)      $ 4,625,383
                                  ===========      ===========      ===========      ===========       ===========




See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                        2003              2002             2001
                                                                        ----              ----             ----
Cash flows from operating activities:
   Net income (loss)                                                $   (66,200)      $   126,218       $   277,192

   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                     529,108           592,154           654,850
       Amortization                                                      15,457            55,267            50,693
       Allowance for doubtful accounts                                   55,393           (23,519)           (2,896)
       Minority interest in net loss of Triter Corporation              (18,503)             --                --
       Gain on sale of assets                                              --             (12,739)          (53,910)
       Changes in assets and liabilities:
         Decrease (increase) in accounts and notes receivable           373,277          (408,392)          607,849
         Decrease (increase) in receivable - other                      (72,950)          (88,212)          150,498
         Decrease (increase) in inventories                             (24,921)           13,917          (191,276)
         Decrease (increase) in prepaid expenses                          6,993            76,678           (54,063)
         Increase in note receivable - noncurrent                       (80,189)          (74,598)          (43,667)
         Decrease (increase) in other assets                            (89,824)              533          (136,742)
         Decrease in accounts payable                                   (10,654)         (215,148)         (547,606)
         Decrease in accrued expenses                                   (43,013)          (23,074)          (31,564)
                                                                    -----------       -----------       -----------
           Net cash provided by operating activities                    573,974            19,085           679,358
                                                                    -----------       -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of assets                                            --              58,739            83,473
   Capital expenditures on equipment                                   (304,629)         (160,894)          (81,810)
                                                                    -----------       -----------       -----------
           Net cash provided by (used in) investing activities         (304,629)         (102,155)            1,663
                                                                    -----------       -----------       -----------

Cash flows from financing activities:
   Net proceeds (payments) on notes payable                            (266,967)          295,775          (132,257)
   Proceeds from issuance of long-term debt                             106,840              --           3,450,000
   Principal payments on long-term debt                                (182,657)         (161,818)       (4,197,926)
   Minority interest in Triter Corporation contributions                250,000              --                --
   Issuance of Series A 8.00% preferred stock                              --                --             257,799
   Preferred dividend paid                                              (33,411)          (12,266)             --
                                                                    -----------       -----------       -----------
           Net cash provided by (used in) financing activities         (126,195)          121,691          (622,384)
                                                                    -----------       -----------       -----------

Net increase in cash                                                    143,150            38,621           (58,637)
Cash and cash equivalents at beginning of year                          108,306            69,685            11,048
                                                                    -----------       -----------       -----------
Cash and cash equivalents at end of year                            $   251,456       $   108,306       $    69,685
                                                                    ===========       ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                           $   305,988       $   392,646       $   454,814
                                                                    ===========       ===========       ===========
   Cash paid during the year for income taxes                       $      --         $     1,500       $      --
                                                                    ===========       ===========       ===========

continued

                        RADVA CORPORATION AND SUBSIDIARY

Supplemental disclosure of noncash investing activities:

During 2002 Radva acquired an additional 5% interest in Thermasteel Corporation by forgiveness of a certain portion of debt receivable from Thermasteel which resulted in a transfer of the following assets:

         Assets transferred:
           Notes receivable                      $ 296,140
           Investment retained (5%)               (296,140)
                                                 ---------
                                                 $      -
                                                 =========




See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

RADVA Corporation and subsidiary (the Company) are custom designers of material handling solutions and manufacturers of protective packaging materials and containers. The Company operates facilities in Radford and Portsmouth, Virginia.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 80% owned subsidiary, Triter Corporation. All material intercompany transactions have been eliminated in consolidation.

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

Other assets

Included in other assets are patents, loan costs and marketing and manufacturing rights, which are amortized over their respective estimated lives, and trademark rights. Under Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic impairment tests in accordance with the statement. In accordance with Statement No. 142, the company no longer amortizes intangible assets with indefinite lives. Accumulated amortization was $1,504,053 and $1,488,596 as of December 31, 2003 and 2002, respectively.

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

Advertising

Advertising costs are expensed as incurred and included in shipping and selling expenses. Advertising expense amounted to $4,692, $12,128, and $6,801 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Reclassification

Certain reclassifications have been made to prior years' financial statements to place them on a comparable basis with the current year.

NOTE 2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                               2003            2002             2001
                                                               ----            ----             ----
Petty cash and non-interest bearing accounts                 $ 251,456       $ 108,306       $  69,685
                                                             =========       =========       =========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company's financial instruments as of December 31, 2003 are as follows:

                                                                                    2003
                                                                    ---------------------------------
                                                                    Carrying Amount        Fair Value
                                                                    ---------------        ----------

Cash and cash equivalents                                              $  251,456          $  251,456
Receivable - other                                                        224,560             224,560
Notes payable                                                           1,207,668           1,207,668
Long-term debt                                                          3,216,108           3,712,267

NOTE 4.  RECEIVABLES

Information about impaired receivables as of and for the years ended December 31, 2003 and 2002 is as follows:

                                                                          2003                2002
                                                                          ----                ----
   Receivables for which there is a related
     allowance for bad debts                                           $     --            $     --
   Receivables for which there is no related
     allowance for bad debts                                                 --                  --
                                                                       ----------          ----------
       Total impaired receivables                                      $     --            $     --
                                                                       ==========          ==========
   Related allowance for possible bad debts                            $     --            $     --
                                                                       ==========          ==========
   Average balance (based on beginning and
     ending of year)                                                   $     --            $   24,000
                                                                       ==========          ==========

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                                          2003                2002
                                                                          ----                ----
       Land and improvements                                           $  169,565          $  169,565
       Buildings and improvements                                       3,140,772           3,119,718
       Machinery and equipment                                          5,705,017           5,425,780
       Transportation equipment                                           372,129             372,129
       Office equipment                                                   321,151             316,814
                                                                       ----------          ----------
                                                                       $9,708,634          $9,404,006
                                                                       ==========          ==========

NOTE 6.  ACCRUED EXPENSES

Current accrued expenses are composed of the following:

                                                                          2003                2002
                                                                          ----                ----
       Payroll and employee benefits                                   $   91,361          $  111,161
       Commissions                                                          7,816               7,013
       Interest                                                              --                   965
       Customer deposits                                                      794                 794
       Other                                                               21,376              43,427
                                                                       ----------          ----------
                                                                       $  121,347          $  164,360
                                                                       ==========          ==========
Long-term accrued expenses are composed of the following:
         Commissions                                                   $   63,055          $   63,055
                                                                       ==========          ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  NOTES PAYABLE

A summary of notes payable follows:

                                                                          2003                2002
                                                                          ----                ----
       Related parties, interest at 8%, unsecured (Note 11)             $  21,308          $   40,000

       Line of credit with commercial lender, $1,500,000
       limit, interest at prime plus 2.25%, secured by all of
       the Company's assets                                             1,186,360           1,434,635
                                                                       ----------          ----------
                                                                       $1,207,668          $1,474,635
                                                                       ==========          ==========

NOTE 8.  LONG-TERM DEBT

A summary of long-term debt follows:

                                                                                      2003              2002
                                                                                      ----              ----

   Installment note payable to bank, due in variable monthly installments, including interest at prime plus 2.25% (6.25% at
   December 31, 2003); collateralized by all of the Company's assets                $1,906,850        $1,954,522

   Installment note payable to bank, due in variable monthly installments including interest at prime plus 2.25% (6.25% at
   December 31, 2003); collateralized by all of the Company's assets                 1,209,837         1,326,801

   Installment note payable to bank, due in variable monthly installments of including interest at prime plus 1.25%; (5.25% at
   December 31, 2003); collateralized by equipment                                      94,375              --

   Installment note payable to bank, due in monthly installments of
   $527, including interest at 9.5%; collateralized by equipment                         5,046            10,603
                                                                                    ----------        ----------

         Total long-term debt                                                        3,216,108         3,291,926

   Less current installments of long-term debt                                         200,084           164,559
                                                                                    ----------        ----------

         Long-term debt, excluding current installments                             $3,016,024        $3,127,367
                                                                                    ==========        ==========

Substantially all real property, equipment, accounts receivable and inventory are pledged as collateral on various debt instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate principal maturities of long-term debt during each of the five years subsequent to December 31, 2003 follows:

         Years Ended December 31,

               2004                         $  200,084
               2005                            207,362
               2006                            220,491
               2007                            234,446
               2008                            235,136
               Thereafter                    2,118,589
                                            ----------
                                            $3,216,108

NOTE 9. INCOME TAX MATTERS

Net deferred tax assets and liabilities consist of the following components as of December 31, 2003 and 2002:

                                                           2003          2002
                                                           ----          ----

       Deferred tax assets:
         Bad debt allowance                             $  42,770    $  21,720
         Accrued expenses                                  24,136       25,097
         Bonuses                                            1,582        9,042
         Inventory allowance                               13,003       16,536
         Loss carryforward                                623,800      661,707
         Minimum tax credit carryforward                   34,133       34,133
                                                        ---------    ---------
                                                          739,423      768,235
       Less valuation allowance                           511,787      504,230
                                                        ---------    ---------
                                                        $ 227,636    $ 264,005
                                                        =========    =========
       Deferred tax liabilities:
         Property and equipment                         $ 227,636    $ 264,005
                                                        =========    =========
                                                        $       -    $       -
                                                        =========    =========


As noted, the deferred tax assets equal the deferred tax liabilities resulting in no effect on the income statement or stockholders' equity for the year.

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2003, 2002 and 2001 due to the following:

                                                                         2003          2002          2001
                                                                         ----          ----          ----
     Computed "expected" tax benefit                                  $       -     $  32,475     $  91,355
     Non-deductible expenses                                                  -        22,134        22,882
     State income taxes, net of federal income tax benefit                    -         7,245        13,305
     Benefit of operating loss carryforward                                   -       (61,854)     (127,542)
                                                                      ---------     ---------     ---------
                                                                      $       -     $       -     $       -
                                                                      =========     =========     =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  RETIREMENT PLANS

The Company has a profit sharing plan (the Plan) which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to its profit sharing plan are at Company's discretion. The Plan is a qualified plan under applicable sections of the Internal Revenue Code. Profit sharing expense for the period ended December 31, 2003, 2002 and 2001 was $ -0-.

The Company adopted a 401K retirement plan during 1998 which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to the plan are made at a rate of 25% of each employee's contribution up to a maximum of 4% of each employee's earnings for the year. The plan is a qualified plan under applicable sections of the Internal Revenue Code. Company contributions for the year ended December 31, 2003 and 2002 were $12,890 and $13,948, respectively.

NOTE 11.  RELATED PARTY TRANSACTIONS

The Company rents office space from Chuckatuck, a partnership in which the Company's Chief Executive Officer is a partner. The lease is for a five-year period which ends December 31, 2008. The present lease payment is $3,700 per month and the minimum lease obligation for 2004 is $44,400.

The Company's Chief Executive Officer is personally guaranteeing the notes payable of the company.

On June 18, 2002, the Company issued a note to a stockholder for $25,000 in exchange for cash. The note payable is unsecured, bearing interest at 8% annually and is due on demand. As of December 31, 2003, the balance on this note is $21,308. See Note 7.

On June 18, 2002, the Company issued a note to a stockholder for $25,000 in exchange for cash. The note payable is unsecured, bearing interest at 8% annually and is due on demand. As of December 31, 2003, the balance on this note is $-0-. See Note 7.

NOTE 12.  OPERATING LEASES

The Company leases certain of its manufacturing and office facilities and equipment. Rental expense for the years ended December 31, 2003, 2002 and 2001 was $158,628, $142,476, and $123,719, respectively. All leases have expired; however, the Company continues to lease these facilities under the previous lease schedules.

NOTE 13.  MAJOR CUSTOMER AND SUPPLIER

The percentage of net revenue attributable to the Company's major customers (exceeding 10% of total revenues) is 37.8% for 2003, 37.0% for 2002, and 34.1% for 2001. Prior to December 31, 2003, the Company was notified by its largest customer that the customer would be closing its operations being serviced by the Company. This closing will occur shortly after the first quarter of 2004. This customer accounted for 37.8%, 26.1%, and 20.5% of the Company's net revenues for 2003, 2002, and 2001, respectively. The Company is actively pursuing other significant customers which could replace the lost sales in future years.

The percentage of cost of sales attributable to the Company's major suppliers (exceeding 10% of total cost of sales) is 22.1% for 2003, 30.2% for 2002, and 34.7% for 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. RESEARCH AND DEVELOPMENT

The Company has incurred costs in developing a patented structural material called Triterine. The Company intends to market this to construction companies as a fire separation wall system.

NOTE 15.  EXTRAORDINARY ITEM

During the year ended December 31, 2001, the Company extinguished debt with a bank. As part of extinguishing this debt the Company negotiated a reduction in the amount owed by $400,000. This resulted in a gain to the Company. The gain is reflected in the income statement net of related cost.

The Company obtained funds to extinguish this debt by issuing preferred stock and obtaining additional financing from another commercial lender.

NOTE 16.  OTHER ASSETS - OTHER

Other assets - other consist of the following:

                                                    2003                 2002
                                                    ----                 ----
       Deposits                                  $   6,295           $     6,295
       Loan costs                                  153,842               145,865
       Patent costs                                 65,335                69,569
       Investment in Pereslav                       55,000                55,000
       Material rights                             175,096               104,472
                                                 ---------           -----------
                                                 $ 455,568           $   381,201
                                                 =========           ===========

NOTE 17.  CONTINGENCIES

Debt assumption:

On April 1, 1997 Company reacquired certain real estate of Thermastructure, Ltd. by assuming obligations owed to the Industrial Development Authority (IDA) amounting to $775,818. As of December 31, 2003 Company remains primarily liable on this debt. Outstanding balance on this debt amounted to $426,377 as of December 31, 2003.

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

Options held to purchase 400,000 common shares at $.81 were not dilutive and were outstanding at December 31, 2003 and 2002. These shares are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares. Diluted earnings per share was calculated as follows:

The Company has 600,000 shares of 8% cumulative convertible preferred stock outstanding. The preferred stock is convertible into common stock based on its liquidation amount ($.50 per share of $300,000) plus any accrued and unpaid dividends (none as of 12/31/03). The conversion price for the common stock is $0.50 per share which equates to 600,000 shares of common stock potentially being issued.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT (CONTINUED)

                                                                  2003                2002
                                                                  ----                ----
Net income (loss) to common stockholders                      $   (66,200)        $    126,218
                                                              ===========         ============

Weighted average common shares outstanding                       3,987,987         3,987,987

Share equivalents, due to stock options                                  -                   -
Share equivalents, due to convertible preferred stock              600,000             600,000
                                                              ------------        ------------
                                                                 4,587,987           4,587,987
                                                              ============        ============

Net income (loss) per share-diluted                           $      (.02)        $        .03
                                                              ===========         ============

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

A summary of the status of the Company's Stock Option Plans as of December 31, 2003, and the changes during the year is presented below:

                           FIXED OPTIONS                           SHARES           WEIGHTED-AVERAGE EXERCISE PRICE
                           -------------                           ------           -------------------------------
      January 1, 2003                                               400,000                   $ .81
      Granted                                                             -                       -
      Exercised                                                           -                       -
      Forfeited                                                           -                       -
                                                                  ---------
      December 31, 2003                                             400,000                   $ .81
                                                                  =========

      Exercisable at December 31, 2003                              400,000                   $ .81

      Options available for grant at December 31, 2003              100,000                   $ .81

The range of option prices for options outstanding as of December 31, 2003, was $.81 with a weighted average remaining contractual life of approximately 5 years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company had used the fair value based method of accounting for its Employee Stock Option Plan, as prescribed by Statements of Financial Accounting Standards No. 123, compensation cost in net income for the year ended December 31, 2003 would have increased by $324,000, resulting in net loss of $(390,200) net of tax. The basic and diluted earnings per share would have been $(.10) and $(.09), respectively.

The fair value of each option grant of $.81 is estimated on the date of grant using the exercise price since fair value could not be reasonably estimated at grant date.

NOTE 20.  STOCK REPURCHASE PLAN

Board of Directors has authorized the Company to repurchase up to 200,000 shares of the Company's common stock. The Company has purchased 179,240 shares pursuant to the Stock Repurchase Plan.

NOTE 21.  INVESTMENT IN THERMASTEEL

During 1998, the Company acquired a 5% interest in Thermasteel Corporation. The initial 5% interest and promissory notes from Thermasteel were received in exchange for receivables, inventory, investments, fixed assets, licenses, patents, and trademarks. The net investment in the 5% interest as a result of this transaction was $261,925. During 2003, a portion of the promissory notes from Thermasteel were forgiven in exchange for an additional 5% interest. This transaction resulted in an increase in the investment in Thermasteel of $000,000. The total investment in Thermasteel as of December 31, 2003 is $558,065.

NOTE 22.  SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the Company was able to negotiate a new $1,500,000 line of credit with a different commercial lender, reducing its interest rate by 2.25% to prime. The line of credit is secured by all the Company's assets.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                                                  OTHER
                                       BALANCE                                                   CHANGES
                                         AT                                                        ADD               BALANCE
                                      BEGINNING          ADDITIONS                               (DEDUCT)            AT END
     CLASSIFICATION                    OF YEAR            AT COST          RETIREMENTS             (A)               OF YEAR
     --------------                  -----------        -----------        -----------         -----------         -----------
Year ended December 31, 2001:

   Land and improvements             $   171,846        $    46,000        $     6,658         $      --           $   211,188
   Buildings and improvements          3,120,520             10,333             45,314                --             3,085,539
   Machinery and equipment             5,758,819             14,833               --              (465,209)          5,308,443
   Transportation equipment              372,129               --                 --                  --               372,129
   Office equipment                      301,169             10,644               --                  --               311,813
                                     -----------        -----------        -----------         -----------         -----------

                                     $ 9,724,483        $    81,810        $    51,972         $  (465,209)        $ 9,289,112
                                     ===========        ===========        ===========         ===========         ===========

Year ended December 31, 2002:

   Land and improvements             $   211,188        $     4,378        $    46,000         $      --           $   169,566
   Buildings and improvements          3,085,539             34,179               --                  --             3,119,718
   Machinery and equipment             5,308,443            117,337               --                  --             5,425,780
   Transportation equipment              372,129               --                 --                  --               372,129
   Office equipment                      311,813              5,000               --                  --               316,813
                                     -----------        -----------        -----------         -----------         -----------
                                     $ 9,289,112        $   160,894        $    46,000         $      --           $ 9,404,006
                                     ===========        ===========        ===========         ===========         ===========


Year ended December 31, 2003:

   Land and improvements             $   169,566        $      --          $      --           $      --           $   169,566
   Buildings and improvements          3,119,718             21,054               --                  --             3,140,772
   Machinery and equipment             5,425,780            279,236               --                  --             5,705,016
   Transportation equipment              372,129               --                 --                  --               372,129
   Office equipment                      316,813              4,338               --                  --               321,151
                                     -----------        -----------        -----------         -----------         -----------
                                     $ 9,404,006        $   304,628        $      --           $      --           $ 9,708,634
                                     ===========        ===========        ===========         ===========         ===========


(A) During 2001, the Company removed fully depreciated assets that were no longer in service.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                        ADDITIONS                                OTHER
                                       BALANCE           CHARGED                                CHANGES
                                         AT              TO COST                                  ADD               BALANCE
                                      BEGINNING            AND                                  (DEDUCT)             AT END
     CLASSIFICATION                    OF YEAR           EXPENSES          RETIREMENTS            (A)               OF YEAR
     --------------                  -----------        -----------        -----------        -----------         -----------
Year ended December 31, 2001:

   Land and improvements             $    24,331        $      --          $     --          $      --           $    24,331
   Buildings and improvements          1,476,020            104,334            22,409               --             1,557,945
   Machinery and equipment             2,872,059            465,522              --             (465,209)          2,872,372
   Transportation equipment              276,947             57,603              --                 --               334,550
   Office equipment                      230,715             27,391              --                 --               258,106
                                     -----------        -----------        ----------        -----------         -----------

                                     $ 4,880,072        $   654,850        $   22,409        $      --           $ 5,047,304
                                     ===========        ===========        ==========        ===========         ===========
Year ended December 31, 2002:

   Land and improvements             $    24,331        $        86        $     --          $      --           $    24,417
   Buildings and improvements          1,557,945            101,310              --                 --             1,659,255
   Machinery and equipment             2,872,372            440,405              --                 --             3,312,777
   Transportation equipment              334,550             26,779              --                 --               361,329
   Office equipment                      258,106             23,574              --                 --               281,680
                                     -----------        -----------        ----------        -----------         -----------

                                     $ 5,047,304        $   592,154        $     --          $      --           $ 5,639,458
                                     ===========        ===========        ==========        ===========         ===========

Year ended December 31, 2003:

   Land and improvements             $    24,417        $       146        $     --          $      --           $    24,563
   Buildings and improvements          1,659,255             98,289              --                 --             1,757,544
   Machinery and equipment             3,312,777            402,829              --                 --             3,715,606
   Transportation equipment              361,329              8,756              --                 --               370,085
   Office equipment                      281,680             19,088              --                 --               300,768
                                     -----------        -----------        ----------        -----------         -----------

                                     $ 5,639,458        $   529,108        $     --          $      --           $ 6,168,566
                                     ===========        ===========        ==========        ===========         ===========





(A) During 2001, the Company removed fully depreciated assets that were no longer in service.

                        RADVA CORPORATION AND SUBSIDIARY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                             ADDITIONS
                                                     -------------------------
                                      BALANCE        CHARGED           CHARGED
                                        AT              TO               TO                             BAL
                                     BEGINNING       COST AND          OTHER                           AT END
   DESCRIPTION                        OF YEAR        EXPENSES         ACCOUNTS      DEDUCTIONS (A)     OF YR
   -----------                       ---------       --------         --------      --------------     -------
Year ended December 31, 2001:
   Allowance for doubtful
     accounts                        $ 83,574        $ 79,187        $    --          $ 82,083        $ 80,678
                                     ========        ========        =========        ========        ========


Year ended December 31, 2002:
   Allowance for doubtful
     accounts                        $ 80,678        $ 34,653        $    --          $ 58,172        $ 57,159
                                     ========        ========        =========        ========        ========


Year ended December 31, 2003:
   Allowance for doubtful
     accounts                        $ 57,159        $ 73,094        $    --          $ 17,701        $112,552
                                     ========        ========        =========        ========        ========



(A) Represents uncollectible amounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Company's directors is incorporated by reference to material contained under the heading "Election of Directors" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 22, 2004.

Information as to the Company's executive officers is set forth under the heading "Executive Officers" in ITEM 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information as to executive compensation is incorporated by reference to material contained under the headings "Cash Compensation" and "Compensation Plans" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 22, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information as to the security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 22, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for April 22, 2004.


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

                                        RADVA Corporation


Dated:           March 22, 2004         By /s/ Luther I. Dickens
                                           ------------------------------------
                                           Luther I. Dickens
                                           Chief Executive Officer and
                                           Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:           March 22, 2004         By /s/   Luther I. Dickens
                                           ------------------------------------
                                           Luther I. Dickens
                                           Chief Executive Officer and
                                           Chairman of the Board


Dated:           March 22, 2004         By /s/ Rush G. Allen
                                           ------------------------------------
                                           Rush G. Allen
                                           Director

Dated:           March 22, 2004         By /s/ J. Granger Macfarlane
                                           ------------------------------------
                                           J. Granger Macfarlane
                                           Director

Dated:           March 22, 2004         By /s/ Stephen L. Dickens
                                           ------------------------------------
                                           Stephen L. Dickens
                                           President and Director


Dated:           March 22, 2004         By /s/ David B. Kinney
                                           ------------------------------------
                                           David B. Kinney
                                           Director

Dated:           March 22, 2004         By /s/ Richard W. Frizzell
                                           ------------------------------------
                                           Richard W. Frizzell
                                           Director