Form 10-Q
period 2004-03-31
RADVA CORP
filed 2004-05-13
CIK 792984

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarterly Period                     Commission File
     ended March 31, 2004                     Number  0-15464


                                RADVA CORPORATION

        (Exact name of small business issuer as specified in its charter)


         VIRGINIA                                            54-0715892

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

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:


 INDEPENDENT ACCOUNTANTS' REPORT                              3


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2003 and March 31, 2004                4

          Statements of Operations, Three Months
          Ended March 31, 2003 and March 31, 2004             5

          Statements of Cash Flows, Three Months
          Ended March 31, 2003 and March 31, 2004             6

          Notes to Financial Statements                       7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

PERSINGER & COMPANY, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

203 W. GRAYSON STREET                                       TEL. (276) 236-8135
P.O. BOX 797                                                FAX  (276) 236-0797
GALAX, VA 24333


                         INDEPENDENT ACCOUNTANTS' REPORT


BOARD OF DIRECTORS
RADVA CORPORATION
RADFORD, VIRGINIA


WE HAVE REVIEWED THE ACCOMPANYING CONDENSED CONSOLIDATED BALANCE SHEET OF RADVA CORPORATION AND SUBSIDIARY AS OF MARCH 31, 2004, AND THE RELATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND CASH FLOWS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE CORPORATION'S MANAGEMENT.

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

WE HAVE PREVIOUSLY AUDITED, IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS, THE CONSOLIDATED BALANCE SHEET OF RADVA CORPORATION AND SUBSIDIARY AS OF DECEMBER 31, 2003, AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR THE YEAR THEN ENDED (NOT PRESENTED HEREIN); AND IN OUR REPORT DATED FEBRUARY 13, 2004, WE EXPRESSED AN UNQUALIFIED OPINION ON THOSE CONSOLIDATED FINANCIAL STATEMENTS. IN OUR OPINION, THE INFORMATION SET FORTH IN THE ACCOMPANYING CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003 IS FAIRLY STATED, IN ALL MATERIAL RESPECTS, IN RELATION TO THE CONSOLIDATED BALANCE SHEET FROM WHICH IT HAS BEEN DERIVED.


GALAX, VIRGINIA
MAY 12, 2004

                           RADVA CORPORATION
                             Balance Sheets
                              (Unaudited)
                             (In Thousands)

                                                       March 31      December 31
              ASSETS                                     2004            2003
                                                       --------      -----------
Current assets:
   Cash ........................................       $     11        $    251
                                                       --------        --------
   Accounts and notes receivable ...............          1,269           1,207
   Other Accounts Receivable ...................            240             245
   Less allowance for doubtful accounts ........            114             113
                                                       --------        --------
   Net receivables .............................          1,395           1,339
                                                       --------        --------
  Inventories:
     Finished goods ............................            533             723
     Raw materials and supplies ................            459             343
                                                       --------        --------
     Total inventories .........................            992           1,066
                                                       --------        --------

   Prepaid expenses ............................             69              71
                                                       --------        --------
         Total current assets ..................          2,467           2,727
                                                       --------        --------

Property, plant & equipment, at cost ...........          9,713           9,709
   Less accumulated depreciation ...............          6,248           6,169
                                                       --------        --------
         Net property, plant & equip ...........          3,465           3,540
                                                       --------        --------

Investment in Thermasteel Corporation ..........            558             558
Trademark manufacturing and
 marketing rights ..............................            395             395
Note receivable-noncurrent .....................          2,662           2,631
Other assets ...................................            493             456
                                                       --------        --------
                                                       $ 10,040        $ 10,307
                                                       ========        ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ......       $    106        $    200
   Notes payable ...............................            986           1,208
   Accounts payable ............................            735             842
   Accrued expenses ............................            238             121
                                                       --------        --------
           Total current liabilities ...........          2,065           2,371

Accrued long-term expenses .....................             63              63
Long-term debt, excluding current
   installments ................................          3,056           3,016
                                                       --------        --------
           Total long-term liabilities .........          3,119           3,079
                                                       --------        --------
           Total liabilities ...................          5,184           5,450
                                                       --------        --------

Minority interest ..............................            224             232
                                                       --------        --------

Stockholders' equity:
   Preferred stock, 8% cumulative, par value
     .01 600,000 shares outstanding ............              6               6
   Common stock of $.01 par value ..............
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027 ................             40              40
   Additional paid-in capital ..................          4,735           4,735
   Retained earnings ...........................           (149)           (156)
                                                       --------        --------
            Total stockholders' equity .........          4,632           4,625
                                                       --------        --------
                                                       $ 10,040        $ 10,307
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

                                RADVA CORPORATION
                            Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (In Thousands, except per share data)


                                                         Three Months Ended
                                                              March 31
                                                      -------------------------
                                                       2004              2003
                                                      -------           -------
Manufacturing net revenues .................          $ 2,411             2,786
                                                      -------           -------

Cost and expenses:
   Cost of sales ...........................            1,918             2,089
   Shipping and selling ....................              252               305
   General and administrative ..............              224               287
   Research and development ................               24                19
                                                      -------           -------
                                                        2,418             2,700
                                                      -------           -------

   Operating income ........................               (7)               86
                                                      -------           -------


Other income (deductions):
   Interest expense ........................              (71)              (76)
   Other ...................................               79                33
                                                      -------           -------
                                                            8               (43)
                                                      -------           -------


Earnings before income tax and
minority interest ..........................                1                43

Income tax expense .........................             --                --
Minority interest ..........................                7              --
                                                      -------           -------

Net earnings ...............................          $     8                43
                                                      =======           =======

Earnings per common share ..................          $  --                 .01
                                                      =======           =======



See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION

                            Statements of Cash Flows
                           Three Months Ended March 31
                                   (Unaudited)
                                 (In Thousands)

                                                       2004        2003
                                                       -----       -----
Cash flows from operating activities:
   Net income (loss) ............................      $   8       $  43
                                                       -----       -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ..............................        121         129
      Amortization ..............................          2           3
     Change in assets and liabilities:
       Decrease (Increase) in net receivables ...        (56)        104
       Decrease (Increase) in inventories .......         74        --
       Decrease (Increase) in prepaid expenses ..          2          23
       Decrease (Increase) in other assets ......        (70)        (36)
       Increase (Decrease) in accounts payable ..       (107)        (68)
       Increase (Decrease) in accrued expenses ..        117         122
                                                       -----       -----
         Total adjustments ......................         83         277
                                                       -----       -----

         Net cash from operating activities .....         91         320
                                                       -----       -----

Cash flows from investing activities:
   Decrease in minority interest ................         (8)        250
   Capital expenditures for equipment and other
     long-term assets ...........................        (46)        (34)
                                                       -----       -----
         Net cash from investing activities .....        (54)        216
                                                       -----       -----

Cash flows from financing activities:
   Proceeds from issuance of long-term debt .....        200        --
   Principal payments on notes payable ..........       (423)       (160)
   Principal payments under long-term debt ......        (54)        (42)
                                                       -----       -----

         Net cash from financing activities .....       (277)       (202)
                                                       -----       -----

Net increase (decrease) in cash .................       (240)        334

Cash at January 1 ...............................        251         108
                                                       -----       -----

Cash at March 31 ................................      $  11       $ 442
                                                       =====       =====



See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                 March 31, 2004

(1)  General
         The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2)  Property, Plant and Equipment
         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  169,565
         Buildings and improvements........................          3,140,772
         Machinery and equipment...........................          5,711,587
         Transportation equipment..........................            372,130
         Office equipment..................................            319,013
                                                                    ----------
                                                                    $9,713,067
                                                                    ==========
(3)  Accrued Expenses
         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  159,696
         Other.............................................             77,808
                                                                    ----------
                                                                    $  237,504
                                                                    ==========
(4)  Notes Payable
         Notes payable to related parties..................            223,734

         Line of credit with commercial bank,
         $1,500,000 limit, interest variable
         (4.00% at March 31, 2004).........................         $  762,411
                                                                    ----------
                                                                    $  986,145
                                                                    ==========
(5)  Long-term Debt
         A summary of long-term debt follows:

         Installment note payable to bank, due in variable
         monthly installments, including interest at prime
         plus 2.25% (6.25% at March 31, 2004);
         collateralized by all of the company's assets.              1,895,144

         Installment note payable to bank, due in monthly
         installments of $17,402, including interest at
         prime plus 2.25% (6.25% at March 31, 2004);
         collateralized by all of the company's assets.              1,174,251

         Installment note payable to bank, due in
         variable monthly installments, including
         interest at prime plus 1.25% (5.25% at
         March 31, 2004); collateralized by equipment                   89,033

         Installment note payable to bank, due in
         monthly installments of $527, including
         interest at 9.5%; collateralized by equipment.                  3,574
                                                                    ----------
              Total long-term debt                                   3,162,002
         Less current installments of long-term debt                   106,484
                                                                    ----------

                  Long-term debt, excluding current installments    $3,055,518
                                                                    ==========

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations

The Company's net revenues decreased $375,000 or 13.5% in the first quarter of 2004, as compared to the first quarter of 2003, resulting in a $93,000 reduction in operating income. The reduction in revenue was the result of a $731,000 reduction in sales to the Company's largest customer who is closing its operations being serviced by the Company. This customer accounted for 37.8% of the Company's net revenue in 2003.

Cost of sales, as a percentage of revenues, increased 4.6% to 79.6% for the first quarter of 2004. This increase was primarily the result of the relationship of fixed cost due to a $610,000 reduction in production at the Company's Portsmouth plant. Natural gas cost was also up 3.1% of production at the Portsmouth plant.

Shipping and selling expenses were down $53,000 or .4% or revenues for the first quarter of 2004 compared to the first quarter of 2003.

General and administrative expenses were down $63,000 or 1% of revenues for the first quarter of 2004 compared to the first quarter of 2003 due to many factors including salary reductions.

Liquidity and Capital Resources

At March 31, 2004 the balance available on the Company's $1,500,000 line of credit was $226,729 and working capital was $402,000.

In February 2004 the Company refinanced its line of credit with a new lender, reducing its interest rate by 2.25% to prime. However, the refinancing did reduce the Company's availability on its line of credit by the elimination of inventory from the collateral base on which the line of credit is secured.

PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings

          See item 3 of the Company's Form 10-K for the fiscal year ended December 31, 2003.

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



May 7, 2004