Form 10-Q
period 2004-06-30
RADVA CORP
filed 2004-08-12
CIK 792984

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  --------------------------------------------

     For Quarterly Period                     Commission File
     ended June 30, 2004                      Number  0-15464


                                RADVA CORPORATION

        (Exact name of small business issuer as specified in its charter)

             VIRGINIA                                    54-0715892

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

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------
 PART I.  FINANCIAL INFORMATION:


 INDEPENDENT ACCOUNTANTS' REPORT                              3


 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2003 and June 30, 2004                 4

          Statements of Operations, Six Months
          Ended June 30, 2003 and June 30, 2004               5

          Statements of Cash Flows, Six Months
          Ended June 30, 2003 and June 30, 2004               6

          Notes to Financial Statements                       7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

PERSINGER & COMPANY, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

203 W. GRAYSON STREET                                      TEL. (276) 236-8135
P.O. BOX 797                                               FAX  (276) 236-0797
GALAX, VA 24333


                         INDEPENDENT ACCOUNTANTS' REPORT


BOARD OF DIRECTORS
RADVA CORPORATION
RADFORD, VIRGINIA


WE HAVE REVIEWED THE ACCOMPANYING CONDENSED CONSOLIDATED BALANCE SHEET OF RADVA CORPORATION AND SUBSIDIARY AS OF MARCH 31, 2004, AND THE RELATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND CASH FLOWS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE CORPORATION'S MANAGEMENT.

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


GALAX, VIRGINIA
AUGUST 10, 2004

                           RADVA CORPORATION
                             Balance Sheets
                              (Unaudited)
                             (In Thousands)

                                                    June 30         December 31
              ASSETS                                  2004             2003
                                                    --------        -----------
Current assets:
   Cash ....................................        $    107         $    251
                                                    --------         --------
   Accounts and notes receivable ...........             767            1,207
   Other Accounts Receivable ...............             149              245
   Less allowance for doubtful accounts ....              39              113
                                                    --------         --------
   Net receivables .........................             877            1,339
                                                    --------         --------
  Inventories:
     Finished goods ........................             545              723
     Raw materials and supplies ............             291              343
                                                    --------         --------
     Total inventories .....................             836            1,066
                                                    --------         --------

   Prepaid expenses ........................              48               71
   Other current assets ....................              22             --
                                                    --------         --------
         Total current assets ..............           1,890            2,727
                                                    --------         --------

Property, plant & equipment, at cost .......           9,791            9,709
   Less accumulated depreciation ...........           6,370            6,169
                                                    --------         --------
         Net property, plant & equip .......           3,421            3,540
                                                    --------         --------

Investment in Thermasteel Corporation ......             558              558
Trademark manufacturing and
 marketing rights ..........................             395              395
Note receivable-noncurrent .................           2,693            2,631
Other assets ...............................             491              456
                                                    --------         --------
                                                    $  9,448         $ 10,307
                                                    ========         ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ..        $    200         $    200
   Notes payable ...........................             678            1,208
   Accounts payable ........................             774              842
   Accrued expenses ........................             203              121
                                                    --------         --------
           Total current liabilities .......           1,855            2,371

Accrued long-term expenses .................              63               63
Long-term debt, excluding current
   installments ............................           2,944            3,016
                                                    --------         --------
           Total long-term liabilities .....           3,007            3,079
                                                    --------         --------
           Total liabilities ...............           4,862            5,450
                                                    --------         --------

Minority interest ..........................             218              232
                                                    --------         --------

Stockholders' equity:
   Preferred stock, 8% cumulative, par value
     .01 600,000 shares outstanding ........               6                6
   Common stock of $.01 par value
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027 ............              40               40
   Additional paid-in capital ..............           4,735            4,735
   Retained earnings .......................            (413)            (156)
                                                    --------         --------
            Total stockholders' equity .....           4,368            4,625
                                                    --------         --------
                                                    $  9,448         $ 10,307
                                                    ========         ========


See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                    Three Months and Six Months Ended June 30
                      (In Thousands, except per share data)



                                               Three Months Ended              Six Months Ended
                                                   June 30                           June 30
                                            -----------------------         -----------------------
                                              2004           2003            2004            2003
                                            -------         -------         -------         -------
Net Revenues:
   Manufacturing net revenues ......        $ 1,613           2,253           4,024           5,039
                                            -------         -------         -------         -------

Cost and expenses:
   Cost of sales ...................          1,381           1,677           3,299           3,766
   Shipping and selling ............            197             265             449             570
   General and administrative ......            232             313             456             600
   R&D .............................             47              34              71              53
                                            -------         -------         -------         -------
                                              1,857           2,289           4,275           4,989
                                            -------         -------         -------         -------

   Operating income (loss) .........           (244)            (36)           (251)             50
                                            -------         -------         -------         -------


Other income (deductions):
   Interest expense ................            (57)            (73)           (128)           (149)
   Interest income .................             31              32              62              63
   Other ...........................              3               9              51              11
                                            -------         -------         -------         -------
                                                (23)            (32)            (15)            (75)
                                            -------         -------         -------         -------
Gain from sale of equipment ........              4            --                 4            --
                                            -------         -------         -------         -------

Earnings (loss) before income tax
   and minority interest ...........           (263)            (68)           (262)            (25)

Minority interest ..................              7               6              14               6

Income tax expense .................           --              --              --              --
                                            -------         -------         -------         -------

Net earnings (loss) ................           (256)            (62)           (248)            (19)
                                            =======         =======         =======         =======

Earnings (loss) per common share ...           (.06)           (.02)           (.06)           --
                                            =======         =======         =======         =======



See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION

                            Statements of Cash Flows
                            Six Months Ended June 30
                                   (Unaudited)
                                 (In Thousands)

                                                          2004           2003
                                                          -----         -----
Cash flows from operating activities:
   Net income (loss) .............................        $(248)        $ (19)
                                                          -----         -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ...............................          245           258
      Amortization ...............................            6             4
     Change in assets and liabilities:
       Decrease (Increase) in net receivables ....          462           436
       Decrease (Increase) in inventories ........          230          (211)
       Decrease (Increase) in prepaid expenses ...           23            76
       Decrease (Increase) in other current
         assets...................................          (22)         --
       Decrease (Increase) in other assets .......         (103)          (71)
       Increase (Decrease) in accounts payable ...          (68)         (178)
       Increase (Decrease) in accrued expenses ...           82            40
                                                          -----         -----
         Total adjustments .......................          855           354
                                                          -----         -----

         Net cash from operating activities ......          607           335
                                                          -----         -----

Cash flows from investing activities:
   Increase (Decrease) in minority interest ......          (14)          244
   Capital expenditures for equipment and other
     long-term assets ............................         (124)         (196)
                                                          -----         -----
         Net cash from investing activities ......         (138)           48
                                                          -----         -----

Cash flows from financing activities:
   Dividends paid ................................          (11)          (18)
   Proceeds from issuance of long-term debt ......         --             107
   Principal payments on notes payable ...........         (530)         --
   Principal payments under long-term debt .......          (72)         (323)
                                                          -----         -----

         Net cash from financing activities ......         (613)         (234)
                                                          -----         -----

Net increase (decrease) in cash ..................         (144)          149

Cash at January 1 ................................          251           108
                                                          -----         -----

Cash at March 31 .................................        $ 107         $ 257
                                                          =====         =====



See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                                  June 30, 2004

(1)  General
         The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2)  Property, Plant and Equipment
         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  169,565
         Buildings and improvements........................          3,144,643
         Machinery and equipment...........................          5,790,548
         Transportation equipment..........................            365,921
         Office equipment..................................            320,711
                                                                    ----------
                                                                    $9,791,388
(3)  Accrued Expenses
         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  149,952
         Other.............................................             53,450
                                                                    ----------
                                                                    $  203,402
(4)  Notes Payable
         Notes payable to related parties..................            222,160

         Line of credit with commercial bank,
         $1,500,000 limit, interest variable
         (4.25% at June 30, 2004) .........................         $  456,000
                                                                    ----------
                                                                    $  678,160
                                                                    ==========
(5)  Long-term Debt
         A summary of long-term debt follows:

         Installment note payable to bank, due in
         variable monthly installments, including
         interest at prime plus 2.25% (6.25% at
         March 31, 2004); collateralized by all
         of the company's assets.                                    1,882,248

         Installment note payable to bank, due in
         monthly installments of $17,402, including
         interest at prime plus 2.25% (6.50% at
         June 30, 2004); collateralized by all
         of the company's assets.                                    1,143,103

         Installment note payable to bank, due in
         variable monthly installments, including
         interest at prime plus 1.25% (5.50% at
         June 30, 2004); collateralized by equipment                    83,691

         Installment note payable to bank, due in
         monthly installments of $798, including
         interest at 3.9%; collateralized by equipment.                 35,420
                                                                    ----------
              Total long-term debt                                   3,144,462
         Less current installments of long-term debt                   200,085
                                                                    ----------

              Long-term debt, excluding current installments        $2,944,377
                                                                    ==========

Item 2 Management's Discussion and Analysis
Financial Condition and Results of Operations

Results of Operations - Six months ended June 30, 2003
Compared to the six months ended June 30, 2004

The Company incurred a net loss of $248,000 in the first six months of 2004 compared to a net loss of $19,000 in the first six months of 2003. For this same period, revenues were down $1,015,000 from $5,039,000 for the six months ended June 30, 2003 to $4,024,000 for the six months ended June 30, 2004. The primary cause of the reduced revenues and increased losses was a result of the Company's loss of its major customer, which had accounted for 37.8% of Company revenues in 2003.

Cost of sales, as a percent of manufacturing revenues, was up 7.3%, from 74.7% for the first six months of 2003 to 82.0% for the first six months of 2004. The increased cost of sales percentage primarily resulted from the effect of the large reduction in revenues related to fixed manufacturing costs. However, rapid rises in the cost of the Company's raw materials has also contributed to rising cost percentages, resulting in an increase of almost 5% of production at the Company's Radford, Virginia plant.

Shipping and selling expenses were down $121,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. However, due to a change in sales mix, shipping and selling expenses as a percentage of revenues was relatively unchanged.

General and administrative expenses were down $144,000 for the six months ended June 30, 2004 due to cost controls over a wide range of expenses. Some principal cost reductions were as follows: Office salaries $51,000, travel $11,000, bank fees $17,000 and bad debts $16,000.

Results of Operations - Three months ended June 30, 2003
Compared to the three months ended June 30, 2004

The factors noted above in the six month comparisons were also the factors largely contributing to differences in results for the three months ended June 30, 2003 compared to the three months ended June 30, 2004. Revenues were down $640,000, largely responsible for increasing losses from $62,000 for the three months ended June 30, 2003 to $256,000 for the three months ended June 30, 2004.

Cost of sales, as a percentage of manufacturing revenues, was up 11.2%, from 74.4% for the second quarter of 2003 to 85.6% for the second quarter of 2004. Again, the major factors responsible for the increased percentages were fixed costs related to sharply reduced revenues and increases in direct material costs.

Shipping and selling expenses were $81,000 lower in the second quarter of 2004 compared to the second quarter of 2003. However, as a percentage of revenues, these expenses increased .5%, due to reduced revenues only partly offset by a changed sales mix.

Liquidity and Capital Resources

At June 30, 2004 the balance available on the Company's line of credit was $118,804 and working capital was $35,000.

In February 2004 the Company refinanced its line of credit with a new lender, reducing its interest rate by 2.25% to prime. However, the refinancing did reduce the Company's availability on its line of credit by the elimination of inventory from the collateral base on which the line of credit is secured.

Losses in the second quarter of 2004 have resulted in the Company being out of compliance with bank covenants related to the Company's credit line. The Company will work with the bank in an effort to obtain a waiver of noncompliance.



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



August 9, 2004