Form 10-Q
period 2004-09-30
RADVA CORP
filed 2004-11-12
CIK 792984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

             For Quarter Ended                         Commission File
             September 30, 2004                        Number  0-15464

                                RADVA CORPORATION

             (Exact name of registrant as specified in its charter)

             VIRGINIA                                    54-0715892

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


At November 11, 2004, there were 3,987,987 shares of Registrant's Common Stock, $.01 par value per share, outstanding.

                                RADVA CORPORATION


                                      INDEX


                                                            Page
                                                           Number
                                                           ------

 PART I.  FINANCIAL INFORMATION:

          INDEPENDENT AUDITOR'S REPORT                        3

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2003 and September 30, 2004            4

          Statements of Operations, Three Months
          and Nine Months Ended September 30, 2003 and
          September 30, 2004                                  5

          Statements of Cash Flows, Nine Months
          Ended September 30, 2003 and September 30, 2004     6

          Notes to Financial Statements                       7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

PERSINGER & COMPANY, L.L.C.
Certified Public Accountants


203 W. Grayson Street                                   Tel. (276) 236-8135
P.O. Box 797                                            Fax  (276) 236-0797
Galax, VA 24333


                         Independent Accountant's Report

Board of Directors
Radva Corporation
Radford, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of RADVA Corporation and subsidiary as of September 30, 2004, and the related consolidated statements of income and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of RADVA Corporation and subsidiary as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set fourth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ PERSINGER & COMPANY, L.L.C.

Galax, Virginia
November 11, 2004

                                RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                     September 30    December 31
              ASSETS                                     2004            2003
                                                     ------------    -----------
Current assets:
   Cash ..........................................      $     43       $    251
                                                        --------       --------
   Accounts and notes receivable .................           999          1,207
   Other Accounts Receivable .....................           148            245
   Less allowance for doubtful accounts ..........            36            113
                                                        --------       --------
   Net receivables ...............................         1,111          1,339
                                                        --------       --------
  Inventories:
     Finished goods ..............................           552            723
     Raw materials and supplies ..................           280            343
                                                        --------       --------
     Total inventories ...........................           832          1,066
                                                        --------       --------

   Prepaid expenses ..............................            40             71
                                                                       --------
   Other current assets ..........................            20           --
                                                        --------       --------
         Total current assets ....................         2,046          2,727
                                                        --------       --------

Property, plant & equipment, at cost .............         9,835          9,709
   Less accumulated depreciation .................         6,492          6,169
                                                        --------       --------
         Net property, plant & equip .............         3,343          3,540
                                                        --------       --------

Investment in Thermasteel Corporation ............           558            558
Trademark manufacturing and
 marketing rights ................................           395            395
Note receivable-noncurrent .......................         2,724          2,631
Other assets .....................................           490            456
                                                        --------       --------
                                                        $  9,556       $ 10,307
                                                        ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ........      $    200       $    200
   Notes payable .................................           866          1,208
   Accounts payable ..............................         1,097            842
   Accrued expenses ..............................           184            121
                                                        --------       --------
           Total current liabilities .............         2,347          2,371
                                                        --------       --------

Accrued long-term expenses .......................            63             63
Long-term debt, excluding current
   installments ..................................         2,893          3,016
                                                        --------       --------
           Total long-term liabilities ...........         2,956          3,079
                                                        --------       --------
           Total liabilities .....................         5,303          5,450
                                                        --------       --------

Minority interest ................................           210            232
                                                        --------       --------

Stockholders' equity:
   Preferred stock, 8% cumulative, par value
     .01 600,000 shares outstanding ..............             6              6
   Common stock of $.01 par value ................
     Authorized 10,000,000 shares; issued
      and outstanding 3,987,987 ..................            40             40
   Additional paid-in capital ....................         4,735          4,735
   Retained earnings .............................          (738)          (156)
                                                        --------       --------
            Total stockholders' equity ...........         4,043          4,625
                                                        --------       --------
                                                        $  9,556       $ 10,307
                                                        ========       ========

See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                 Three Months and Nine Months Ended September 30
                      (In Thousands, except per share data)



                                       Three Months Ended        Nine Months Ended
                                         September 30              September 30
                                      --------------------      --------------------
                                       2004         2003         2004         2003
                                      -------      -------      -------      -------
Net Revenues:
   Manufacturing net revenues ...     $ 1,987        2,246        6,011        7,285
                                      -------      -------      -------      -------


Cost and expenses:
   Cost of sales ................       1,822        1,852        5,121        5,618
   Shipping and selling .........         206          253          655          823
   General and administrative ...         228          278          684          878
   Research and development .....          40           29          111           82
                                      -------      -------      -------      -------
                                        2,296        2,412        6,571        7,401
                                      -------      -------      -------      -------


   Operating income (loss) ......        (309)        (166)        (560)        (116)
                                      -------      -------      -------      -------


Other income (deductions):
   Interest expense .............         (60)         (72)        (188)        (221)
   Interest income ..............          32           30           94           93
   Other ........................          10            9           61           20
                                      -------      -------      -------      -------
                                          (18)         (33)         (33)        (108)
                                      -------      -------      -------      -------


Gain from sale of equipment .....        --           --              4         --
                                      -------      -------      -------      -------

Earnings (loss) before income tax
And minority interest ...........        (327)        (199)        (589)        (224)

Minority Interest ...............           7            6           21           12

Income tax expense ..............        --           --           --           --
                                      -------      -------      -------      -------

Net earnings (loss) .............        (320)        (193)        (568)        (212)
                                      =======      =======      =======      =======


Earnings (loss) per common share         (.08)        (.05)        (.14)        (.05)
                                      =======      =======      =======      =======


See accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Cash Flows
                         Nine Months Ended September 30
                                 (In Thousands)

                                                     2004          2003
                                                    -------      -------
Cash flows from operating activities:
   Net income .................................     $  (568)     $  (212)
                                                    -------      -------
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ............................         366          387
      Amortization ............................           9            6
Change in assets and liabilities:
       Decrease (Increase) in net receivables .         228          278
       Decrease (Increase) in inventories .....         234          (23)
       Decrease (Increase) in prepaid expenses           31           73
       Decrease (Increase) in other current
          assets ..............................         (20)        --
       Decrease (Increase) in other assets ....        (136)        (136)
       Increase (Decrease) in accounts payable          255         (127)
       Increase (Decrease) in accrued expenses           63           73
                                                    -------      -------
Total adjustments .............................       1,030          531
                                                    -------      -------

         Net cash from operating activities ...         462          319
                                                    -------      -------


Cash flows from investing activities:
   Increase (Decrease) in minority interest ...         (22)         238
Proceeds from sale of property and equipment ..        --           --
   Capital expenditures for equipment and other
     long-term assets .........................        (167)        (213)
                                                    -------      -------

         Net cash from investing activities ...        (189)          25
                                                    -------      -------

Cash flows from financing activities:
   Dividends paid .............................         (15)         (18)
   Proceeds (payments) on notes payable .......        (343)        (161)
   Proceeds on long-term debt .................        --            107
   Principal payments under long-term debt ....        (123)        (135)
                                                    -------      -------

         Net cash from financing activities ...        (481)        (207)
                                                    -------      -------

Net increase (decrease) in cash ...............        (208)         137

Cash at January 1 .............................         251          108
                                                    -------      -------

Cash at September 30 ..........................     $    43      $   245
                                                    =======      =======





See accompanying notes to financial statements.

                                RADVA CORPORATION
                          Notes to Financial Statements
                               September 30, 2004
(1)  General

The financial statements conform to generally accepted accounting principles and to general industry practices. The financial statements are unaudited. However, in the opinion of management, all adjustments which are normal and necessary for a fair presentation of the financial statements have been included.

(2)  Property, Plant and Equipment

         A summary of property, plant and equipment follows:

         Land and improvements.............................       $    172,190
         Buildings and improvements........................          3,144,642
         Machinery and equipment...........................          5,828,646
         Transportation equipment..........................            365,922
         Office equipment..................................            323,162
                                                                  ------------
                                                                  $  9,834,562
                                                                  ============


(3)  Accrued Expenses

         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................       $    118,107
         Other.............................................             66,160
                                                                  ------------
                                                                  $    184,267
                                                                  ============

(4)  Notes Payable

         Demand notes payable to related parties...........            222,586
         Line of credit, with commercial bank,
         $1,500,000 limit, interest at prime...............       $    642,833
                                                                  ------------

                                                                  $    865,419
                                                                  ============
(5)  Long-term Debt

         A summary of long-term debt follows:

         Installment note payable to bank, due in
         variable monthly installments, including
         interest at prime plus 1.5%                                    78,349

         Installment note payable to bank, due in variable
         monthly installments, including interest at prime
         plus 2.25%; collateralized by all of the company's
         assets.                                                     1,869,787

         Installment note payable to bank, due in monthly
         installment of $17,402, including interest at prime
         plus 2.25%; collateralized by all of the company's
         assets.                                                     1,112,210

         Installment note payable to bank, due in
         monthly installments of $527, including
         interest at 9.5%; collateralized by equipment.                 33,013
                                                                  ------------

         Total long-term debt                                        3,093,359

         Less current installments of long-term debt                   200,000
                                                                  ------------

         Long-term debt, excluding current installments           $  2,893,359
                                                                  ============

Item 2 - Management's Discussion and Analysis of
         Financial Conditions and Results of Operations


Results of Operations - Nine months Ended September 30, 2003
Compared to Nine Months Ended September 30, 2004

The Company incurred a net loss of $568,000 in the first nine months of 2004 compared to a net loss of $212,000 in the first nine months of 2003. For this same period, revenues were down $1,274,000 from $7,285,000 for the nine months ended September 30, 2003 to $6,011,000 for the nine months ended September 30, 2004. The primary cause of the reduced revenues and increased losses was a result of the Company's loss of its major customer in early April 2004, which had accounted for 37.8% of Company revenues in 2003.

Cost of sales, as a percent of manufacturing revenues, was up 8.1%, from 77.1% for the first nine months of 2003 to 85.2% for the first nine months of 2004. The increased cost of sales percentage primarily resulted from the effect of the large reduction in revenues related to fixed manufacturing costs. However, rapid rises in the cost of the Company's raw materials has also contributed to rising cost percentages, resulting in an increase of 5.3% of production at the Company's Radford, Virginia plant.

Shipping and selling expenses were down $168,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. However, due to a change in sales mix, shipping and selling expenses only decreased .4% as a percentage of revenues.

General and Administrative expenses were down $194,000 for the nine months ended September 30, 2004 due to cost controls over a wide range of expenses.

Results of Operations - Three Months Ended September 30, 2003
Compared to Three Months Ended September 30, 2004

The factors noted above in the nine month comparisons were also the factors largely contributing to differences in results for the three months ended September 30, 2003 compared to the three months ended September 30, 2004. Revenues were down $259,000, largely responsible for increasing losses from $193,000 for the three months ended September 30, 2003 to $320,000 for the three months ended September 30, 2004.

Cost of sales, as a percentage of manufacturing revenues, was up 9.2% from 82.5% for the third quarter of 2003 to 91.7% for the third quarter of 2004. Again, the major factors responsible for the increased percentages were fixed costs related to sharply reduced revenues and increases in direct material costs.

Shipping and selling expenses were $47,000 lower in the third quarter of 2004 compared to the third quarter of 2003. However, as a percentage of revenues, these expenses decreased .9%, due to reduced revenues having been more than offset by a changed sales mix.

Liquidity and Capital Resources

At September 30, 2004, the balance available on the Company's line of credit was $100,977 and working capital was negative $301,000. The Company raised $400,000 of needed working capital by selling 8% Preferred Stock to related parties in October, 2004.

In February 2004, the Company refinanced its line of credit with a new lender, reducing its interest rate by 2.25% to prime. However, the refinancing did reduce the Company's availability on its line of credit by the elimination of inventory from the collateral base on which the line of credit is secured.

Losses in the second and third quarter of 2004 have resulted in the Company being out of compliance with bank covenants related to the Company's credit line. The Company received a waiver regarding this non-compliance in October, 2004 until December 31, 2004. However, in order to receive the waiver, the Company purchased and assigned a $250,000 certificate of deposit to the bank and the Company's line of credit was reduced from $1,500,000 to $1,000,000.



PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings
          See item 3 of the Company's Form 10-K for the fiscal year ended December 31, 2003.

Item 2.   Changes in Securities
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          Not applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders
          Not applicable.

Item 5.   Other Information

             The Company's chief executive officer and chief financial officer have concluded that the company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at the end of the quarterly period covered by this report.


Item 6.   Exhibits and Reports on Form 8-K

          Exhibits
          --------

           31.1 Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer

           31.2 Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer

           32     Section 1350 Certifications

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

November 11, 2004