Form 10-K/A
period 2003-12-31
RADVA CORP
filed 2004-11-24
CIK 792984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDED FORM 10-K

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

Indicate by check mark whether the registration is an accelerated filer (as defined in Exchange Act Rule 12b-2)
                                     Yes      No  X
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

                                  2003            2002           2001
                              -----------     -----------    ------------
                              High    Low     High    Low    High    Low
                              ----    ---     ----    ---    ----   -----
         First
         Quarter              .22     .18     .30     .20    7/32   13/64

         Second
         Quarter              .30     .15     .30     .22   19/64   11/64

         Third
         Quarter              .24     .18     .35     .20   21/64   17/64

         Fourth
         Quarter              .45     .23     .22     .15   17/64    9/64

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED STATEMENTS OF
INCOME (LOSS) DATA:

                                        Years Ended December 31,
                           ---------------------------------------------------
                             2003       2002      2001       2000       1999
                           --------   --------  --------   --------   --------
                          (Dollar amounts in thousands except per share data)
Net Revenues               $  9,618   $  9,352  $  9,629   $ 10,077   $ 10,186
Income (loss) before
  income taxes or
  extraordinary items           (84)       126       (68)    (1,076)       276
Minority interest in
  Subsidiary                     19         --        --         --         --
Net income (loss)               (66)       126       277     (1,076)       276
Net income (loss) per
  common share                 (.02)       .03       .07       (.27)       .07

SELECTED BALANCE
SHEET DATA:

                                        Years Ended December 31,
                           ---------------------------------------------------
                             2003       2002      2001       2000       1999
                           --------   --------  --------   --------   --------
                                      (Dollar amounts in thousands)
Working capital            $    356   $    266  $    158   $   (800)  $    974
Net property, plant,
  and equipment               3,540      3,765     4,242      4,844      4,945
Total assets                 10,307     10,572    10,562     11,486     11,963
Long-term debt (including
  current maturities)         3,279      3,355     3,458      4,202      4,738
Stockholders' equity          4,625      4,725     4,611      4,076      5,177

SELECTED QUARTERLY
INCOME (LOSS) DATA:

                                      Quarters Ended in 2003
                            -------------------------------------------
                            MARCH 31    JUNE 30     SEPT 30      DEC 31
                            --------    -------     -------      ------
                                    (Dollar amounts in thousands)
Net sales                     2,786      2,253       2,246       2,333
Gross profit                    697        576         394         581
Earning (loss) per share        .01       (.02)       (.05)        .04

                                      Quarters Ended in 2002
                            -------------------------------------------
                            MARCH 31    JUNE 30     SEPT 30      DEC 31
                            --------    -------     -------      ------
                                    (Dollar amounts in thousands)
Net sales                     2,236      2,380      2,185       2,551
Gross profit                    652        766        432         769
Earning (loss) per share        .01        .03       (.05)        .04

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

The following table sets forth the percentage relationship that certain items in the statements of operations bear to the net revenues of the Company for each year during the five-year period ended December 31, 2003.

                                                       Year Ended December 31
                                         --------------------------------------------------
                                          2003       2002       2001       2000       1999
                                         ------     ------     ------     ------     ------
Manufacturing net revenues                100.0%     100.0%     100.0%     100.0%     100.0%
                                         ------     ------     ------     ------     ------

Cost and expense:
Cost of sales                              76.6%      72.0%      75.5%      86.4%      74.8%
Shipping and sales                         11.2%      10.4%       8.7%       9.2%       7.4%
General and administrative                 11.3%      13.8%      13.4%      12.8%      12.6%
Research and development                     .9%       1.2%       1.1%       0.0%       0.0%
                                         ------     ------     ------     ------     ------
                                          100.0%      97.4%      98.7%     108.4%      94.8%
                                         ------     ------     ------     ------     ------
     Operating income (loss)                0.0%       2.6%       1.3%     (8.4)%       5.2%
                                         ------     ------     ------     ------     ------

Other income (deductions)
   Interest expense                       (3.2)%     (4.0)%     (4.9)%     (5.2)%     (4.5)%
   Interest income                          1.4%       1.4%       1.9%       2.2%       1.7%
   Other                                     .9%       1.2%       0.4%       0.3%       0.1%
                                         ------     ------     ------     ------     ------
                                           (.9)%     (1.4)%     (2.6)%     (2.7)%     (2.7)%
                                         ------     ------     ------     ------     ------
Income (loss) before income
   taxes, extraordinary gain,
   and minority interest in subsidiary     (.9)%       1.3%      (.7)%    (10.7)%       2.7%
Income tax expense                          0.0%       0.0%       0.0%       0.0%       0.0%
Extraordinary gain                          0.0%       0.0%       3.6%       0.0%       0.0%
                                         ------     ------     ------     ------     ------
Net income (loss)                          (.7)%       1.3%       2.9%    (10.7)%       2.7%
                                         ======     ======     ======     ======     ======

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


The following table aggregates the Company's material expected contractual obligations and commitments as of December 31, 2003:

                      Obligations by period (in thousands)

Contractual obligations           2004      2005-2006   2007-2008  Beyond 2008    Total
                                  -----     ---------   ---------  -----------    -----
Long-term debt(1)                   200         428         470       2,118       3,216

Operating lease commitments          44          89          89          --         222
                                  -----       -----       -----       -----       -----

Total                               244         517         559       2,118       3,438

(1) Includes current maturities

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

                                                              Page
                                                              -----
Independent Auditors' Reports ..............................    11

Balance Sheets as of December 31, 2003 and 2002 ............  12-13

Statements of Operations for the Years Ended
   December 31, 2003, 2002, and 2001 .......................  14-15

Statements of Stockholders' Equity for the Years
   Ended December 31, 2003, 2002, and 2001 .................    16

Statements of Cash Flows for the Years
   Ended December 31, 2003, 2002, and 2001 .................  17-18

Notes to Financial Statements as of December 31,
   2003, 2002, and 2001 ....................................  19-31


INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule V  - Property, Plant and Equipment ................    32

Schedule VI - Accumulated Depreciation and
   Amortization of Property, Plant, and Equipment ..........    33

Schedule VIII - Valuation and Qualifying Accounts ..........    34

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
RADVA Corporation
Radford, Virginia

We have audited the accompanying consolidated balance sheets of RADVA Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RADVA Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ PERSINGER & COMPANY, L.L.C.


Galax, Virginia
February 13, 2004

                        RADVA CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                                                  2003            2002
                 ASSETS

Current assets:
   Cash and cash equivalents (Notes 2 and 3)                   $   251,456     $   108,306
                                                               -----------     -----------

   Accounts and notes receivable (Notes 4, 5, 9 and 10)          1,207,452       1,580,729
   Receivable - other (Note 3)                                     244,560         171,610
   Less allowance for doubtful accounts                            112,552          57,159
                                                               -----------     -----------
         Net receivables                                         1,339,460       1,695,180
                                                               -----------     -----------

   Inventories (Notes 9 and 10):
     Finished goods                                                722,637         781,601
     Raw materials and supplies                                    343,367         259,482
                                                               -----------     -----------
         Total inventories                                       1,066,004       1,041,083
                                                               -----------     -----------

   Prepaid expenses (Note 8)                                        70,569          77,562
                                                               -----------     -----------

         Total current assets                                    2,727,489       2,922,131
                                                               -----------     -----------

Property, plant and equipment, at cost (Notes 6, 9 and 10)       9,708,634       9,404,006
Less accumulated depreciation and amortization                   6,168,566       5,639,458
                                                               -----------     -----------
         Net property, plant and equipment                       3,540,068       3,764,548
                                                               -----------     -----------

Other assets, at cost, less accumulated amortization:
   Investment in Thermasteel (Note 23)                             558,065         558,065
   Trademark, marketing and manufacturing rights (Note 8)          395,013         395,013
   Note receivable - long-term (Note 5)                          2,630,803       2,550,614
   Other (Notes 8 and 18)                                          455,568         381,201
                                                               -----------     -----------
                                                                 4,039,449       3,884,893
                                                               -----------     -----------
                                                               $10,307,006     $10,571,572
                                                               ===========     ===========

                                                                       continued

                        RADVA CORPORATION AND SUBSIDIARY

                                                                  2003            2002
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt (Notes 3 and 10)     $   200,084     $   164,559
   Notes payable (Notes 9 and 13):
     Line of credit                                              1,186,360       1,434,635
Related parties                                                     21,308          40,000
   Accounts payable                                                841,948         852,602
   Accrued expenses (Note 7)                                       121,347         164,360
                                                               -----------     -----------
         Total current liabilities                               2,371,047       2,656,156
                                                               -----------     -----------

Long-term liabilities:
   Long-term debt, excluding current installments
     (Notes 3 and 10)                                            3,016,024       3,127,367
   Accrued expenses (Note 7)                                        63,055          63,055
                                                               -----------     -----------
         Total long-term liabilities                             3,079,079       3,190,422
                                                               -----------     -----------

         Total liabilities                                       5,450,126       5,846,578
                                                               -----------     -----------

Commitments, contingencies and other matters
   (Notes 10, 14, 15, 18 and 19)

Minority interest in Triter Corporation                            231,497              --
                                                               -----------     -----------

Stockholders' equity:
   Preferred stock, 8% cumulative convertible, par value $.01 per share
     ($300,000 aggregate liquidation preference); authorized 1,000,000 shares;issued and
     outstanding 600,000 shares in 2003 and 2002                     6,000           6,000
   Common stock, par value $.01 per share; authorized
     10,000,000 shares; issued and outstanding 3,987,987
     and 3,987,987 shares in 2003 and 2002                          39,880          39,880
   Additional paid-in capital                                    4,735,305       4,735,305
   Retained earnings (deficit)                                    (155,802)        (56,191)
                                                               -----------     -----------
         Total stockholders' equity                              4,625,383       4,724,994
                                                               -----------     -----------
                                                               $10,307,006     $10,571,572
                                                               ===========     ===========


See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                                     2003             2002             2001
Net revenues:
   Manufacturing net revenues                                                    $ 9,618,185      $ 9,351,621      $ 9,629,272
                                                                                 -----------      -----------      -----------

Costs and expenses:
   Cost of sales                                                                   7,370,110        6,732,897        7,269,170
   Shipping and selling expenses                                                   1,075,204          975,188          838,274
   General and administrative expenses                                             1,086,291        1,287,950        1,294,145
   Research and development expenses (Note 16)                                        85,109          109,394          103,309
                                                                                 -----------      -----------      -----------

                                                                                   9,616,714        9,105,429        9,504,898
                                                                                 -----------      -----------      -----------

         Operating income (loss)                                                       1,471          246,192          124,374
                                                                                 -----------      -----------      -----------

Other income (expense):
   Interest expense                                                                 (304,023)        (375,770)        (468,804)
   Interest income                                                                   131,739          130,401          185,138
   Other                                                                              86,110          112,656           37,291
                                                                                 -----------      -----------      -----------
                                                                                     (86,174)        (132,713)        (246,375)
                                                                                 -----------      -----------      -----------

                                                                                     (84,703)        (113,479)        (122,001)
                                                                                 -----------      -----------      -----------

Gain (loss) on sale of assets:
   Equipment                                                                              --            1,000            6,149
   Real estate                                                                            --           11,739           47,761
                                                                                 -----------      -----------      -----------
                                                                                          --           12,739           53,910
                                                                                 -----------      -----------      -----------

Income (loss) before income taxes, extraordinary item, and minority interest         (84,703)         126,218          (68,091)

Provision for income taxes (Note 11)                                                      --               --               --
                                                                                 -----------      -----------      -----------

     Net income (loss) before extraordinary item and minority interest               (84,703)         126,218          (68,091)

Extraordinary item (Note 17):
   Gain on early extinguishment of debt (less income tax benefit of $-0-)                 --               --          345,283

   Minority interest in Triter Corporation                                            18,503               --               --
                                                                                 -----------      -----------      -----------

     Net income (loss)                                                           $   (66,200)     $   126,218      $   277,192
                                                                                 ===========      ===========      ===========

                        RADVA CORPORATION AND SUBSIDIARY

                                                                           2003             2002             2001
Income per common share (Note 20): Basic earnings per share:
     Income (loss) before extraordinary item and minority interest     $       (.02)    $        .03     $       (.02)
                                                                       ============     ============     ============
     Extraordinary item                                                $         --     $         --     $        .09
                                                                       ============     ============     ============
     Minority interest                                                 $         --     $         --     $         --
                                                                       ============     ============     ============
     Net income (loss)                                                 $       (.02)    $        .03     $        .07
                                                                       ============     ============     ============

Diluted earnings per share:
     Income (loss) before extraordinary item and minority interest     $       (.02)    $        .03     $       (.02)
                                                                       ============     ============     ============
     Extraordinary item                                                $         --     $         --     $        .08
                                                                       ============     ============     ============
     Minority interest                                                 $         --     $         --     $         --
                                                                       ============     ============     ============
     Net income (loss)                                                 $       (.02)    $        .03     $        .06
                                                                       ============     ============     ============

Weighted average number of shares outstanding:
         Basic                                                            3,987,987        3,987,987        3,987,987
         Diluted                                                          4,587,987        4,587,987        4,187,987


See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                 ADDITIONAL       RETAINED           TOTAL
                                  PREFERRED        COMMON          PAID-IN        EARNINGS       STOCKHOLDERS'
                                    STOCK           STOCK          CAPITAL        (DEFICIT)          EQUITY
                                 -----------     -----------     -----------     -----------     -------------
Balance at December 31, 2000     $        --     $    39,880     $ 4,483,506     $  (447,335)     $ 4,076,051
Issued stock                           6,000              --         251,799              --          257,799
Net loss                                  --              --              --         277,192          277,192
                                 -----------     -----------     -----------     -----------      -----------

Balance at December 31, 2001           6,000          39,880       4,735,305        (170,143)       4,611,042
Net income                                --              --              --         126,218          126,218
Dividends paid                            --              --              --         (12,266)         (12,266)
                                 -----------     -----------     -----------     -----------      -----------

Balance at December 31, 2002           6,000          39,880       4,735,305         (56,191)       4,724,994
Net loss                                  --              --              --         (66,200)         (66,200)
Dividends paid                            --              --              --         (33,411)         (33,411)
                                 -----------     -----------     -----------     -----------      -----------

Balance at December 31, 2003     $     6,000     $    39,880     $ 4,735,305     $  (155,802)     $ 4,625,383
                                 ===========     ===========     ===========     ===========      ===========


See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                        2003             2002             2001
Cash flows from operating activities:
   Net income (loss)                                               $   (66,200)     $   126,218      $   277,192

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation                                                    529,108          592,154          654,850
       Amortization                                                     15,457           55,267           50,693
       Allowance for doubtful accounts                                  55,393          (23,519)          (2,896)
       Minority interest in net loss of Triter Corporation             (18,503)              --               --
       Gain on sale of assets                                               --          (12,739)         (53,910)
       Changes in assets and liabilities:
         Decrease (increase) in accounts and notes receivable          373,277         (408,392)         607,849
         Decrease (increase) in receivable - other                     (72,950)         (88,212)         150,498
         Decrease (increase) in inventories                            (24,921)          13,917         (191,276)
         Decrease (increase) in prepaid expenses                         6,993           76,678          (54,063)
         Increase in note receivable - noncurrent                      (80,189)         (74,598)         (43,667)
         Decrease (increase) in other assets                           (89,824)             533         (136,742)
         Decrease in accounts payable                                  (10,654)        (215,148)        (547,606)
         Decrease in accrued expenses                                  (43,013)         (23,074)         (31,564)
                                                                   -----------      -----------      -----------
           Net cash provided by operating activities                   573,974           19,085          679,358
                                                                   -----------      -----------      -----------

Cash flows from investing activities:
   Proceeds from sale of assets                                             --           58,739           83,473
   Capital expenditures on equipment                                  (304,629)        (160,894)         (81,810)
                                                                   -----------      -----------      -----------
           Net cash provided by (used in) investing activities        (304,629)        (102,155)           1,663
                                                                   -----------      -----------      -----------

Cash flows from financing activities:
   Net proceeds (payments) on notes payable                           (266,967)         295,775         (132,257)
   Proceeds from issuance of long-term debt                            106,840               --        3,450,000
   Principal payments on long-term debt                               (182,657)        (161,818)      (4,197,926)
   Minority interest in Triter Corporation contributions               250,000               --               --
   Issuance of Series A 8.00% preferred stock                               --               --          257,799
   Preferred dividend paid                                             (33,411)         (12,266)              --
                                                                   -----------      -----------      -----------
           Net cash provided by (used in) financing activities        (126,195)         121,691         (622,384)
                                                                   -----------      -----------      -----------

Net increase in cash                                                   143,150           38,621          (58,637)

Cash and cash equivalents at beginning of year                         108,306           69,685           11,048
                                                                   -----------      -----------      -----------

Cash and cash equivalents at end of year                           $   251,456      $   108,306      $    69,685
                                                                   ===========      ===========      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                          $   305,988      $   392,646      $   454,814
                                                                   ===========      ===========      ===========

   Cash paid during the year for income taxes                      $        --      $     1,500      $        --
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

                        RADVA CORPORATION AND SUBSIDIARY

Supplemental disclosure of noncash investing activities:

During 2002 Radva acquired an additional 5% interest in Thermasteel Corporation by forgiveness of a certain portion of debt receivable from Thermasteel which resulted in a transfer of the following assets:

         Assets transferred:
           Notes receivable                  $  296,140
           Investment retained (5%)            (296,140)
                                             ----------
                                             $       --
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

Pro forma results for the years ended December 31, 2003, 2002 and 2001, assuming elimination of amortization on intangible assets with indefinite lives as a result of applying Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets, are summarized below:

                                                                2003          2002         2001
     Reported net income (loss) before extraordinary item     $(84,703)     $126,218     $(68,091)
     Addback: Amortization of marketing &
          manufacturing rights                                      --        44,010       44,010
                                                              --------      --------     --------

     Adjusted net income (loss) before extraordinary item      (84,703)      170,228      (24,081)
     Extraordinary item                                             --            --      345,283
     Minority interest in Triter Corporation                    18,503            --           --
                                                              --------      --------     --------

     Adjusted net income (loss)                               $ 66,200      $170,228     $321,202
                                                              ========      ========     ========

     BASIC EARNINGS PER SHARE:

     Reported net income (loss) before extraordinary item
          and minority interest                               $   (.02)     $    .03     $   (.02)
     Addback: Amortization of marketing and
          manufacturing rights                                      --           .01          .01
                                                              --------      --------     --------

     Adjusted net income (loss) before extraordinary item         (.02)          .04         (.01)
     Extraordinary item                                             --            --          .09
     Minority interest in Triter Corporation                        --            --           --
                                                              --------      --------     --------

     Adjusted net income (loss)                               $   (.02)     $    .04     $    .08
                                                              ========      ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets (continued)

DILUTED EARNINGS PER SHARE:

     Reported net income (loss) before extraordinary item
          and minority interest                               $   (.02)     $    .03     $   (.02)
     Addback: Amortization of marketing and
          manufacturing rights                                      --           .01          .01
                                                              --------      --------     --------
     Adjusted net income (loss) before extraordinary item         (.02)          .04         (.01)
     Extraordinary item                                             --            --          .08
     Minority interest in Triter Corporation                        --            --           --
                                                              --------      --------     --------
     Adjusted net income (loss)                               $   (.02)     $    .04     $    .07
                                                              ========      ========     ========

Revenue Recognition

Net revenues represent sales of protective packaging materials and containers. Revenues from sales are recognized upon shipment of merchandise to customers. Sales returns, rebates, and discounts are recorded as a component of net sales.

Advertising

Advertising costs are expensed as incurred and included in shipping and selling expenses. Advertising expense amounted to $4,692, $12,128, and $6,801 for the years ended December 31, 2003, 2002, and 2001, respectively.

Shipping

Shipping costs are expensed as incurred and are included in cost of goods sold and shipping and selling expenses. Shipping costs include freight costs and shipping supplies. Shipping expense amounted to $690,387, $666,533, and $468,404 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Reclassification

Certain reclassifications have been made to prior years' financial statements to place them on a comparable basis with the current year.

NOTE 2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                   2003        2002        2001
Petty cash and non-interest bearing accounts     $251,456    $108,306    $ 69,685
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company's financial instruments as of December 31, 2003 are as follows:

                                                                2003
                                                 -------------------------------
                                                 Carrying Amount      Fair Value
                                                 ---------------      ----------
Cash and cash equivalents                          $  251,456         $  251,456
Receivable - other                                    224,560            224,560
Notes payable                                       1,207,668          1,207,668
Long-term debt                                      3,216,108          3,712,267

NOTE 4. RECEIVABLES

Information about impaired receivables as of and for the years ended December 31, 2003 and 2002 is as follows:

                                                         2003          2002
  Receivables for which there is a related
    allowance for bad debts                           $       --    $       --
  Receivables for which there is no related
    allowance for bad debts                                   --            --
                                                      ----------    ----------
      Total impaired receivables                      $       --    $       --
                                                      ==========    ==========
  Related allowance for possible bad debts            $       --    $       --
                                                      ==========    ==========
  Average balance (based on beginning and
    ending of year)                                   $       --    $   24,000
                                                      ==========    ==========

NOTE 5. NOTE RECEIVABLE

A summary of the note receivable follows:

                                                          2003           2002
  Installment note receivable, due in minimum
  annual installments of $50,000, secured by assets
  of the borrower.  Interest at 5% is recognized on
  the discounted portion annually                     $ 2,680,803    $ 2,600,614

    Less current maturities of note receivable            (50,000)       (50,000)
                                                      -----------    -----------

  Note receivable, excluding current maturities       $ 2,630,803    $ 2,550,614
                                                      ===========    ===========

The maturities of the note receivable during each of the next five years subsequent to December 31, 2003 follows:


   Years Ended December 31,
   ------------------------
                  2004                      $   50,000
                  2005                          50,000
                  2006                          50,000
                  2007                          50,000
                  2008                          50,000
                  Thereafter                 2,430,803
                                            ----------
                                            $2,680,803
                                            ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                   2003             2002
     Land and improvements                      $  169,565       $  169,565
     Buildings and improvements                  3,140,772        3,119,718
     Machinery and equipment                     5,705,017        5,425,780
     Transportation equipment                      372,129          372,129
     Office equipment                              321,151          316,814
                                                ----------       ----------
                                                $9,708,634       $9,404,006
                                                ==========       ==========

NOTE 7.  ACCRUED EXPENSES

Current accrued expenses are composed of the following:

                                                   2003             2002
     Payroll and employee benefits              $   91,361       $  111,161
     Commissions                                     7,816            7,013
     Interest                                           --              965
     Customer deposits                                 794              794
     Other                                          21,376           43,427
                                                ----------       ----------
                                                $  121,347       $  164,360
                                                ==========       ==========

Long-term accrued expenses are composed of the following:

       Commissions                              $   63,055       $   63,055
                                                ==========       ==========

NOTE 8. INTANGIBLE ASSETS

Information about intangible assets as of December 31, 2003 and 2002 is as follows:

                                                    2003             2002
     Loan costs
            Cost                                $  169,550       $  154,550
            Less accumulated amortization          (15,708)          (8,685)
                                                ----------       ----------
     Net loan costs                             $  153,842       $  145,865
                                                ==========       ==========

     Marketing & manufacturing rights
        (amortization ceased due to
        SFAS No. 142)
            Cost                                $  557,001       $  557,001
            Less accumulated amortization         (161,988)        (161,988)
                                                ----------       ----------
     Net marketing & manufacturing rights       $  395,013       $  395,013
                                                ==========       ==========

     Patents
            Cost                                $   99,577       $   99,577
            Less accumulated amortization          (34,242)         (30,008)
                                                ----------       ----------
     Net patents                                $   65,335       $   69,569
                                                ==========       ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    2003         2002
     Material rights (amortization ceased due to SFAS No. 142)
            Cost                                                 $ 232,444    $ 161,820
            Less accumulated amortization                          (57,348)     (57,348)
                                                                 ---------    ---------
     Net material rights                                         $ 175,096    $ 104,472
                                                                 =========    =========

     Evaluation report costs
            Cost                                                 $   5,600    $      --
            Less accumulated amortization                           (4,200)          --
                                                                 ---------    ---------
     Net evaluation report costs                                 $   1,400    $      --
                                                                 =========    =========

During the year ended December 31, 2003, the following intangibles were acquired with the stated amortization periods and costs:

                                             Amortization
           Intangible Asset                     Period              Cost
           ----------------                  ------------         ---------
       Evaluation report costs                12 months           $   5,600
       Loan costs                             24 months              15,000

Material rights in the amount of $70,624 were acquired during the year ended December 31, 2003. These rights are not being amortized because they have an indefinite life.

The estimated annual amortization expense during each of the next five years subsequent to December 31, 2003 follows:

   Years Ended December 31,

                  2004                      $    20,158
                  2005                           18,758
                  2006                           11,258
                  2007                           11,258
                  2008                           11,258

Amortization expense was $15,457 and $55,267 for the years ended December 31, 2003 and 2002, respectively.

NOTE 9. NOTES PAYABLE

A summary of notes payable follows:

                                                                  2003         2002
     Related parties, interest at 8%, unsecured (Note 13)     $   21,308   $   40,000

     Line of credit with commercial lender, $1,500,000
     limit, interest at prime plus 2.25%, secured by all of
     the Company's assets                                      1,186,360    1,434,635
                                                              ----------   ----------
                                                              $1,207,668   $1,474,635
                                                              ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. LONG-TERM DEBT

A summary of long-term debt follows:

                                                                                    2003         2002
     Installment note payable to bank, due in variable monthly installments, including interest at prime plus 2.25% (6.25% at
     December 31, 2003); collateralized by all of the Company's assets           $1,906,850   $1,954,522

     Installment note payable to bank, due in variable monthly installments including interest at prime plus 2.25% (6.25% at
     December 31, 2003); collateralized by all of the Company's assets            1,209,837    1,326,801

     Installment note payable to bank, due in variable monthly installments of including interest at prime plus 1.25%; (5.25% at
     December 31, 2003); collateralized by equipment                                 94,375           --

     Installment note payable to bank, due in monthly installments of
     $527, including interest at 9.5%; collateralized by equipment                    5,046       10,603
                                                                                 ----------   ----------

           Total long-term debt                                                   3,216,108    3,291,926

     Less current installments of long-term debt                                    200,084      164,559
                                                                                 ----------   ----------

           Long-term debt, excluding current installments                        $3,016,024   $3,127,367
                                                                                 ==========   ==========

Substantially all real property, equipment, accounts receivable and inventory are pledged as collateral on various debt instruments.

The aggregate principal maturities of long-term debt during each of the five years subsequent to December 31, 2003 follows:


         Years Ended December 31,
         ------------------------
               2004                         $  200,084
               2005                            207,362
               2006                            220,491
               2007                            234,446
               2008                            235,136
               Thereafter                    2,118,589
                                             ---------
                                            $3,216,108
                                            ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. INCOME TAX MATTERS

Net deferred tax assets and liabilities consist of the following components as of December 31, 2003 and 2002:

                                                        2003          2002
     Deferred tax assets:
       Bad debt allowance                            $ 42,770      $ 21,720
       Accrued expenses                                24,136        25,097
       Bonuses                                          1,582         9,042
       Inventory allowance                             13,003        16,536
       Loss carryforward                              623,800       661,707
       Minimum tax credit carryforward                 34,133        34,133
                                                     --------      --------
                                                      739,423       768,235
     Less valuation allowance                         511,787       504,230
                                                     --------      --------
                                                     $227,636      $264,005
                                                     ========      ========
     Deferred tax liabilities:
       Property and equipment                        $227,636      $264,005
                                                     ========      ========
                                                     $     --      $     --
                                                     ========      ========

As noted, the deferred tax assets equal the deferred tax liabilities resulting in no effect on the income statement or stockholders' equity for the year.

Net operating loss carryforwards for tax purposes as of December 31, 2003 have the following expiration dates:

         Expiration Date                             Amount
         ---------------                          ----------
              2005                                $  506,511
              2011                                    60,935
              2020                                 1,073,543
              2023                                     1,738
                                                  ----------
                                                  $  575,647
                                                  ==========

Minimum tax credit carryforward for tax purposes as of December 31, 2003 amounts to $34,133 and has no expiration date.

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2003, 2002 and 2001 due to the following:

                                                                  2003        2002         2001
     Computed "expected" tax benefit                         $      --   $  32,475    $  91,355
     Non-deductible expenses                                        --      22,134       22,882
     State income taxes, net of federal income tax benefit          --       7,245       13,305
     Benefit of operating loss carryforward                         --     (61,854)    (127,542)
                                                             ---------   ---------    ---------
                                                             $      --   $      --    $      --
                                                             =========   =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12. RETIREMENT PLANS

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

NOTE 13. RELATED PARTY TRANSACTIONS

The Company rents office space from Chuckatuck, a partnership in which the Company's Chief Executive Officer is a partner. The lease is for a five-year period which ends December 31, 2008. The present lease payment is $3,700 per month and the minimum lease obligation for 2004 is $44,400.

The Company provides managerial and accounting services to Thermasteel Corporation. The Company has a ten percent ownership interest in Thermasteel Corporation. Revenue recognized by the Company from these services amounted to $66,500, $111,680, and $12,000 for the years ended December 31, 2003, 2002, and
2001, respectively.

The Company's Chief Executive Officer is personally guaranteeing the notes payable of the company.

On June 18, 2002, the Company issued a note to a stockholder for $25,000 in exchange for cash. The note payable is unsecured, bearing interest at 8% annually and is due on demand. As of December 31, 2003, the balance on this note is $21,308. See Note 9.

On June 18, 2002, the Company issued a note to a stockholder for $25,000 in exchange for cash. The note payable is unsecured, bearing interest at 8% annually and is due on demand. As of December 31, 2003, the balance on this note is $-0-. See Note 9.

NOTE 14. OPERATING LEASES

The Company leases certain of its manufacturing and office facilities and equipment. Rental expense for the years ended December 31, 2003, 2002 and 2001 was $158,628, $142,476, and $123,719, respectively. All leases have expired; however, the Company continues to lease these facilities under the previous lease schedules.

NOTE 15. MAJOR CUSTOMER AND SUPPLIER

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


NOTE 16. RESEARCH AND DEVELOPMENT

The Company has incurred costs in developing a patented structural material called Triterine. The Company intends to market this to construction companies as a fire separation wall system.

NOTE 17. EXTRAORDINARY ITEM

During the year ended December 31, 2001, the Company extinguished debt with a bank. As part of extinguishing this debt the Company negotiated a reduction in the amount owed by $400,000. This resulted in a gain to the Company. The gain is reflected in the income statement net of related cost.

The Company obtained funds to extinguish this debt by issuing preferred stock and obtaining additional financing from another commercial lender.

NOTE 18. OTHER ASSETS - OTHER

Other assets - other consist of the following:

                                               2003        2002
       Deposits                             $   6,295    $  6,295
       Loan costs                             153,842     145,865
       Patent costs                            65,335      69,569
       Investment in Pereslav                  55,000      55,000
       Material rights                        175,096     104,472
                                            ---------    --------
                                            $ 455,568    $381,201
                                            =========    ========

NOTE 19. CONTINGENCIES

Debt assumption

On April 1, 1997 Company reacquired certain real estate of Thermastructure, Ltd. by assuming obligations owed to the Industrial Development Authority (IDA) amounting to $775,818. As of December 31, 2003 Company remains primarily liable on this debt. Outstanding balance on this debt amounted to $426,377 as of December 31, 2003.

NOTE 20. NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            2003           2002
Net income (loss) to common stockholders                $   (66,200)   $   126,218
                                                        ===========    ===========

Weighted average common shares outstanding                3,987,987      3,987,987
Share equivalents, due to stock options                          --             --
Share equivalents, due to convertible preferred stock       600,000        600,000
                                                        -----------    -----------
                                                          4,587,987      4,587,987
                                                        ===========    ===========

Net income (loss) per share-diluted                     $      (.02)   $       .03
                                                        ===========    ===========

NOTE 21. STOCK OPTION PLANS

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

A summary of the status of the Company's Stock Option Plans as of December 31, 2003, and the changes during the year is presented below:

                    FIXED OPTIONS                       SHARES        WEIGHTED-AVERAGE EXERCISE PRICE
                    -------------                       ------        -------------------------------
   January 1, 2003                                     400,000                   $     .81
   Granted                                                  --                          --
   Exercised                                                --                          --
   Forfeited                                                --                          --
                                                       -------
   December 31, 2003                                   400,000                   $     .81
                                                       =======

   Exercisable at December 31, 2003                    400,000                   $     .81

   Options available for grant at December 31, 2003    100,000                   $     .81

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

NOTE 22. STOCK REPURCHASE PLAN

Board of Directors has authorized the Company to repurchase up to 200,000 shares of the Company's common stock. The Company has purchased 187,240 shares pursuant to the Stock Repurchase Plan.

NOTE 23. INVESTMENT IN THERMASTEEL

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

NOTE 24. SUBSEQUENT EVENTS

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

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                               ADDITIONS                     OTHER
                                  BALANCE       CHARGED                     CHANGES
                                    AT          TO COST                       ADD          BALANCE
                                 BEGINNING        AND                       (DEDUCT)       AT END
     CLASSIFICATION               OF YEAR       EXPENSES    RETIREMENTS       (A)          OF YEAR
     --------------             -----------   -----------   -----------   -----------    -----------
Year ended December 31, 2001:

   Land and improvements        $    24,331   $        --   $        --   $        --    $    24,331
   Buildings and improvements     1,476,020       104,334        22,409            --      1,557,945
   Machinery and equipment        2,872,059       465,522            --      (465,209)     2,872,372
   Transportation equipment         276,947        57,603            --            --        334,550
   Office equipment                 230,715        27,391            --            --        258,106
                                -----------   -----------   -----------   -----------    -----------

                                $ 4,880,072   $   654,850   $    22,409   $        --    $ 5,047,304
                                ===========   ===========   ===========   ===========    ===========

Year ended December 31, 2002:

   Land and improvements        $    24,331   $        86   $        --   $        --    $    24,417
   Buildings and improvements     1,557,945       101,310            --            --      1,659,255
   Machinery and equipment        2,872,372       440,405            --            --      3,312,777
   Transportation equipment         334,550        26,779            --            --        361,329
   Office equipment                 258,106        23,574            --            --        281,680
                                -----------   -----------   -----------   -----------    -----------

                                $ 5,047,304   $   592,154   $        --   $        --    $ 5,639,458
                                ===========   ===========   ===========   ===========    ===========

Year ended December 31, 2003:

   Land and improvements        $    24,417   $       146   $        --   $        --    $    24,563
   Buildings and improvements     1,659,255        98,289            --            --      1,757,544
   Machinery and equipment        3,312,777       402,829            --            --      3,715,606
   Transportation equipment         361,329         8,756            --            --        370,085
   Office equipment                 281,680        19,088            --            --        300,768
                                -----------   -----------   -----------   -----------    -----------

                                $ 5,639,458   $   529,108   $        --   $        --    $ 6,168,566
                                ===========   ===========   ===========   ===========    ===========

(A) During 2001, the Company removed fully depreciated assets that were no longer in service.

                        RADVA CORPORATION AND SUBSIDIARY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                ADDITIONS
                                           -------------------
                                 BALANCE   CHARGED    CHARGED
                                   AT         TO         TO                      BAL
                                BEGINNING  COST AND    OTHER                    AT END
   DESCRIPTION                   OF YEAR   EXPENSES   ACCOUNTS  DEDUCTIONS(A)   OF YR
   -----------                  ---------  --------   --------  -------------  --------
Year ended December 31, 2001:
   Allowance for doubtful
     accounts                   $ 83,574   $ 79,187   $     --     $ 82,083    $ 80,678
                                ========   ========   ========     ========    ========

Year ended December 31, 2002:
   Allowance for doubtful
     accounts                   $ 80,678   $ 34,653   $     --     $ 58,172    $ 57,159
                                ========   ========   ========     ========    ========

Year ended December 31, 2003:
   Allowance for doubtful
     accounts                   $ 57,159   $ 73,094   $     --     $ 17,701    $112,552
                                ========   ========   ========     ========    ========


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

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at the end of the annual period covered by this report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Dated:                         March 22, 2004   By  /s/ LUTHER I. DICKENS
                                                  ------------------------------
                                                    Luther I. Dickens
                                                    Chief Executive Officer and
                                                    Chairman of the Board

Dated:                         March 22, 2004   By  /s/ RUSH G. ALLEN
                                                  ------------------------------
                                                    Rush G. Allen
                                                    Director

Dated:                         March 22, 2004   By  /s/ J. GRANGER MACFARLANE
                                                  ------------------------------
                                                    J. Granger Macfarlane
                                                    Director

Dated:                         March 22, 2004   By  /s/ STEPHEN L. DICKENS
                                                  ------------------------------
                                                    Stephen L. Dickens
                                                    President and Director


Dated:                         March 22, 2004   By  /s/ DAVID B. KINNEY
                                                  ------------------------------
                                                    David B. Kinney
                                                    Director

Dated:                         March 22, 2004   By  /s/ RICHARD W. FRIZZELL
                                                  ------------------------------
                                                    Richard W. Frizzell
                                                    Director