Form 10-Q/A
period 2004-03-31
RADVA CORP
filed 2004-11-24
CIK 792984

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDED FORM 10-Q

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

Transitional Small Business Disclosure Format: Yes ____ No _X__

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


/s/ Persinger & Company, LLC

Galax, Virginia
May 12, 2004

                           RADVA CORPORATION
                             Balance Sheets
                              (Unaudited)
                             (In Thousands)
                                                    March 31       December 31
              ASSETS                                  2004             2003
                                                    --------       -----------

Current assets:
   Cash ....................................        $     11         $    251
                                                    --------         --------
   Accounts and notes receivable ...........           1,269            1,207
   Other Accounts Receivable ...............             240              245
   Less allowance for doubtful accounts ....             114              113
                                                    --------         --------
   Net receivables .........................           1,395            1,339
                                                    --------         --------
  Inventories:
     Finished goods ........................             533              723
     Raw materials and supplies ............             459              343
                                                    --------         --------
     Total inventories .....................             992            1,066
                                                    --------         --------

   Prepaid expenses ........................              69               71
                                                    --------         --------
         Total current assets ..............           2,467            2,727
                                                    --------         --------

Property, plant & equipment, at cost .......           9,713            9,709
   Less accumulated depreciation ...........           6,248            6,169
                                                    --------         --------
         Net property, plant & equip .......           3,465            3,540
                                                    --------         --------

Investment in Thermasteel Corporation ......             558              558
Trademark manufacturing and
 marketing rights ..........................             395              395
Note receivable-noncurrent .................           2,662            2,631
Other assets ...............................             493              456
                                                    --------         --------
                                                    $ 10,040         $ 10,307
                                                    ========         ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ..        $    106         $    200
   Notes payable ...........................             986            1,208
   Accounts payable ........................             735              842
   Accrued expenses ........................             238              121
                                                    --------         --------
           Total current liabilities .......           2,065            2,371

Accrued long-term expenses .................              63               63
Long-term debt, excluding current
   installments ............................           3,056            3,016
                                                    --------         --------
           Total long-term liabilities .....           3,119            3,079
                                                    --------         --------
           Total liabilities ...............           5,184            5,450
                                                    --------         --------

Minority interest ..........................             224              232
                                                    --------         --------

Stockholders' equity:
   Preferred stock, 8% cumulative, par value
     .01 600,000 shares outstanding ........               6                6
   Common stock of $.01 par value ..........
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027 ............              40               40
   Additional paid-in capital ..............           4,735            4,735
   Retained earnings .......................            (149)            (156)
                                                    --------         --------
            Total stockholders' equity .....           4,632            4,625
                                                    --------         --------
                                                    $ 10,040         $ 10,307
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

                                RADVA CORPORATION
                            Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (In Thousands, except per share data)


                                                       Three Months Ended
                                                              March 31
                                                    -------------------------
                                                      2004              2003
                                                    --------         --------

Manufacturing net revenues .................        $  2,411            2,786
                                                    --------         --------

Cost and expenses:
   Cost of sales ...........................           1,918            2,089
   Shipping and selling ....................             252              305
   General and administrative ..............             224              287
   Research and development ................              24               19
                                                    --------         --------
                                                       2,418            2,700
                                                    --------         --------
   Operating income ........................              (7)              86
                                                    --------         --------

Other income (deductions):
   Interest expense ........................             (71)             (76)
   Other ...................................              79               33
                                                    --------         --------
                                                           8              (43)
                                                    --------         --------

Earnings before income tax and
minority interest ..........................               1               43

Income tax expense .........................            --               --
Minority interest ..........................               7             --
                                                    --------         --------

Net earnings ...............................        $      8               43
                                                    ========         ========

Earnings per common share ..................        $   --                .01
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
                                                                    ==========

(5)      Long-term Debt

         A summary of long-term debt follows:

         Installment note payable to bank, due in
         variable monthly installments, including
         interest at prime plus 2.25% (6.25% at
         March 31, 2004); collateralized by all
         of the company's assets.                                    1,895,144

         Installment note payable to bank, due in
         monthly installments of $17,402, including
         interest at prime plus 2.25% (6.25% at
         March 31, 2004); collateralized by all
         of the company's assets.                                    1,174,251

         Installment note payable to bank, due in
         variable monthly installments, including
         interest at prime plus 1.25% (5.25% at
         March 31, 2004); collateralized by equipment                   89,033

         Installment note payable to bank, due in
         monthly installments of $527, including
         interest at 9.5%; collateralized by equipment.                  3,574
                                                                  ------------
              Total long-term debt                                   3,162,002
         Less current installments of long-term debt                   106,484
                                                                  ------------

                Long-term debt, excluding current installments    $  3,055,518
                                                                  ============

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