Form 10-Q/A
period 2004-06-30
RADVA CORP
filed 2004-11-24
CIK 792984

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Transitional Small Business Disclosure Format:  Yes ____   No _X__

================================================================================

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
GALAX, VA 24333


                         INDEPENDENT ACCOUNTANTS' REPORT


BOARD OF DIRECTORS
RADVA CORPORATION
RADFORD, VIRGINIA


WE HAVE REVIEWED THE ACCOMPANYING CONDENSED CONSOLIDATED BALANCE SHEET OF RADVA CORPORATION AND SUBSIDIARY AS OF JUNE 30, 2004, AND THE RELATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND CASH FLOWS FOR THE THREE-MONTH AND SIX-MONTH PERIODS THEN ENDED. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE CORPORATION'S MANAGEMENT.

WE CONDUCTED OUR REVIEW IN ACCORDANCE WITH STANDARDS OF THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (UNITED STATES). A REVIEW OF INTERIM FINANCIAL INFORMATION CONSISTS PRINCIPALLY OF APPLYING ANALYTICAL PROCEDURES AND MAKING INQUIRIES OF PERSONS RESPONSIBLE FOR FINANCIAL AND ACCOUNTING MATTERS. IT IS SUBSTANTIALLY LESS IN SCOPE THAN AN AUDIT CONDUCTED IN ACCORDANCE WITH STANDARDS OF THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD, THE OBJECTIVE OF WHICH IS THE EXPRESSION OF AN OPINION REGARDING THE FINANCIAL STATEMENTS TAKEN AS A WHOLE. ACCORDINGLY, WE DO NOT EXPRESS SUCH AN OPINION.

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


/s/ PERSINGER & COMPANY, L.L.C.


GALAX, VIRGINIA
AUGUST 10, 2004

                                RADVA CORPORATION
                                 Balance Sheets
                                   (Unaudited)
                                 (In Thousands)

                                                  June 30       December 31
              ASSETS                                2004             2003
                                                ------------     -----------
Current assets:
   Cash..................................       $       107      $      251
                                                ------------     ------------
   Accounts and notes receivable.........               767           1,207
   Other Accounts Receivable.............               149             245
   Less allowance for doubtful accounts..                39             113
                                                ------------     ------------
   Net receivables.......................               877           1,339
                                                ------------     -----------
  Inventories:
     Finished goods......................               545             723
     Raw materials and supplies..........               291             343
                                                ------------      -----------
     Total inventories...................               836           1,066
                                                ------------      -----------

   Prepaid expenses......................                48              71
   Other current assets. . . . . . . . .                 22               -
                                                -----------       ---------
         Total current assets............             1,890           2,727
                                                ------------      -----------

Property, plant & equipment, at cost.....             9,791           9,709
   Less accumulated depreciation.........             6,370           6,169
                                                ------------      -----------
         Net property, plant & equip.....             3,421           3,540
                                                ------------      -----------

Investment in Thermasteel Corporation....               558             558
Trademark manufacturing and
 marketing rights........................               395             395
Note receivable-noncurrent...............             2,693           2,631
Other assets.............................               491             456
                                                ------------      -----------
                                                $     9,448       $  10,307
                                                ============      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt       $       200       $     200
   Notes payable.........................               678           1,208
   Accounts payable......................               774             842
   Accrued expenses......................               203             121
                                                ------------      -----------
           Total current liabilities.....             1,855           2,371

Accrued long-term expenses...............                63              63
Long-term debt, excluding current
   installments..........................             2,944           3,016
                                                ------------       ----------
           Total long-term liabilities...             3,007           3,079
                                                 -----------       ----------
           Total liabilities. . . . . . .             4,862           5,450
                                                ------------       ----------

Minority interest........................               218             232
                                                 -----------       ----------

Stockholders' equity:
   Preferred stock, 8% cumulative, par value
     .01 600,000 shares outstanding......                 6               6
   Common stock of $.01 par value.
     Authorized 10,000,000 shares; issued
      and outstanding 3,998,027..........                40              40
   Additional paid-in capital............             4,735           4,735
   Retained earnings.....................              (413)           (156)
                                                 -----------      -----------
            Total stockholders' equity...             4,368           4,625
                                                 -----------      -----------
                                                 $    9,448       $  10,307
                                                 ===========      ===========


See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                    Three Months and Six Months Ended June 30
                      (In Thousands, except per share data)

                                                                  Three Months Ended      Six Months Ended
                                                                        June 30             June 30
                                                                  ------------------   ----------------

                                                                    2004        2003     2004        2003
                                                                    ----        ----     ----        ----
Net Revenues:
   Manufacturing net revenues ......                             $ 1,613       2,253     4,024       5,039
                                                                   -----       -----     -----       -----

Cost and expenses:
   Cost of sales ...................                               1,381       1,677     3,299       3,766
   Shipping and selling.............                                 197         265       449         570
   General and administrative ......                                 232         313       456         600
   R&D..............................                                  47          34        71          53
                                                                   -----       -----     -----       -----
                                                                   1,857       2,289     4,275       4,989
                                                                   -----       -----     -----       -----
   Operating income (loss)..........                                (244)       ( 36)     (251)         50
                                                                   ------      ------    ------      ------

Other income (deductions):
   Interest expense.................                                ( 57)       ( 73)     (128)       (149)
   Interest income..................                                  31          32        62          63
   Other............................                                   3           9        51          11
                                                                   ------      ------    ------      ------
                                                                    ( 23)       ( 32)     ( 15)       ( 75)
                                                                   ------      ------    ------      ------
Gain from sale of equipment. . . . .                                   4          -          4          -
                                                                   ------      ------    ------      ------
Earnings (loss) before income tax
   and minority interest............                                (263)       ( 68)     (262)       ( 25)
Minority interest...................                                   7           6        14           6
Income tax expense..................                                   -            -         -           -
                                                                   ------      ------     -----      ------
Net earnings (loss).................                                (256)       ( 62)     (248)       ( 19)
                                                                   ======      ======    ======      =======
Earnings (loss) per common share....                                (.06)       (.02)     (.06)         -
                                                                   ======      ======    ======      =======

See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION

                            Statements of Cash Flows
                            Six Months Ended June 30
                                   (Unaudited)
                                 (In Thousands)

                                                                                   2004             2003
                                                                                  -----            -------
Cash flows from operating activities:
   Net income (loss).............................                                $ (248)           $( 19)
                                                                                  ------            -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation...............................                                   245              258
      Amortization...............................                                     6                4
     Change in assets and liabilities:
       Decrease (Increase) in net receivables....                                   462              436
       Decrease (Increase) in inventories........                                   230             (211)
       Decrease (Increase) in prepaid expenses...                                    23               76
       Decrease (Increase) in other current assets                               (   22)               -
       Decrease (Increase) in other assets.......                                (  103)            ( 71)
       Increase (Decrease) in accounts payable...                                (   68)            (178)
       Increase (Decrease) in accrued expenses...                                    82               40
                                                                                 -------           -------
         Total adjustments.......................                                   855              354
                                                                                 -------           -------
         Net cash from operating activities......                                   607              335
                                                                                 -------           -------
Cash flows from investing activities:
   Increase (Decrease) in minority interest....                                   (  14)             244
   Capital expenditures for equipment and other
     long-term assets............................                                (  124)            (196)
                                                                                 -------           -------
         Net cash from investing activities......                                (  138)              48
                                                                                  ------           -------
Cash flows from financing activities:
   Dividends paid . . . . . . . . . . . . . . . .                                (   11)            ( 18)
   Proceeds from issuance of long-term debt . . .                                     -              107
   Principal payments on notes payable...........                                (  530)               -
   Principal payments under long-term debt.......                                (   72)            (323)
                                                                                 -------           --------
         Net cash from financing activities......                                 ( 613)            (234)
                                                                                 -------           -------
Net increase (decrease) in cash..................                                 ( 144)             149
Cash at January 1................................                                   251              108
                                                                                 -------           -------
Cash at March 31.................................                                $  107            $ 257
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

(2)  Property, Plant and Equipment
         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  169,565
         Buildings and improvements........................          3,144,643
         Machinery and equipment...........................          5,790,548
         Transportation equipment..........................            365,921
         Office equipment..................................            320,711
                                                                    ----------
                                                                    $9,791,388
                                                                    ==========
(3)  Accrued Expenses
         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  149,952
         Other.............................................             53,450
                                                                    ----------
                                                                    $  203,402
                                                                    ==========
(4)  Notes Payable
         Notes payable to related parties..................            222,160

         Line of credit with commercial bank,
         $1,500,000 limit, interest variable
      (4.25% at June 30, 2004) .........................            $  456,000
                                                                    ----------
                                                                    $  678,160
                                                                    ==========
(5)  Long-term Debt
         A summary of long-term debt follows:

         Installment note payable to bank, due in variable
         monthly installments, including interest at prime
         plus 2.25% (6.25% at March 31, 2004);
         collateralized by all of the company's assets.              1,882,248

         Installment note payable to bank, due in monthly
         installments of $17,402, including interest at
         prime plus 2.25% (6.50% at June 30, 2004);
         collateralized by all of the company's assets.              1,143,103

         Installment note payable to bank, due in
         variable monthly installments, including
         interest at prime plus 1.25% (5.50% at
         June 30, 2004); collateralized by equipment                    83,691

         Installment note payable to bank, due in
         monthly installments of $798, including
         interest at 3.9%; collateralized by equipment.                 35,420
                                                                  ------------
              Total long-term debt                                   3,144,462
         Less current installments of long-term debt                   200,085
                                                                  ------------

                Long-term debt, excluding current installments    $  2,944,377
                                                                  ============

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