Form 10-Q/A
period 2004-03-31
RADVA CORP
filed 2005-01-06
CIK 792984

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

                                RADVA CORPORATION
                            Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (In Thousands, except per share data)


                                                          Three Months Ended
                                                              March 31
                                                          ------------------
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

                                RADVA CORPORATION

                            Statements of Cash Flows
                           Three Months Ended March 31
                                   (Unaudited)
                                 (In Thousands)

                                                       2004        2003
                                                       ----        ----
Cash flows from operating activities:
   Net income (loss) ............................      $   8       $  43
                                                       -----       -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ..............................        121         129
      Amortization ..............................          2           3
     Change in assets and liabilities:
       Decrease (Increase) in net receivables ...        (56)        104
       Decrease (Increase) in inventories .......         74        --
       Decrease (Increase) in prepaid expenses ..          2          23
       Decrease (Increase) in other assets ......        (70)        (36)
       Increase (Decrease) in accounts payable ..       (107)        (68)
       Increase (Decrease) in accrued expenses ..        117         122
                                                       -----       -----
         Total adjustments ......................         83         277
                                                       -----       -----

         Net cash from operating activities .....         91         320
                                                       -----       -----

Cash flows from investing activities:
   Decrease in minority interest ................         (8)        250
   Capital expenditures for equipment and other
     long-term assets ...........................        (46)        (34)
                                                       -----       -----
         Net cash from investing activities .....        (54)        216
                                                       -----       -----

Cash flows from financing activities:
   Proceeds from issuance of long-term debt .....        200        --
   Principal payments on notes payable ..........       (423)       (160)
   Principal payments under long-term debt ......        (54)        (42)
                                                       -----       -----

         Net cash from financing activities .....       (277)       (202)
                                                       -----       -----

Net increase (decrease) in cash .................       (240)        334

Cash at January 1 ...............................        251         108
                                                       -----       -----

Cash at March 31 ................................      $  11       $ 442
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

(2)  Property, Plant and Equipment
         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  169,565
         Buildings and improvements........................          3,140,772
         Machinery and equipment...........................          5,711,587
         Transportation equipment..........................            372,130
         Office equipment..................................            319,013
                                                                    ----------
                                                                    $9,713,067
(3)  Accrued Expenses
         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  159,696
         Other.............................................             77,808
                                                                    ----------
                                                                    $  237,504
(4)  Notes Payable
         Notes payable to related parties..................            223,734

         Line of credit with commercial bank,
         $1,500,000 limit, interest variable
        (4.00% at March 31, 2004).........................          $  762,411
                                                                    ----------
                                                                    $  986,145
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


                                        RADVA CORPORATION


                                        /s/ William F. Fry
                                        ---------------------------------
                                        William F. Fry
                                        Secretary/Treasurer



May 7, 2004