Form 10-Q/A
period 2004-06-30
RADVA CORP
filed 2005-01-06
CIK 792984

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

                                RADVA CORPORATION
                            Statements of Operations
                    Three Months and Six Months Ended June 30
                      (In Thousands, except per share data)



                                            Three Months Ended           Six Months Ended
                                                 June 30                     June 30
                                          ---------------------       ---------------------
                                            2004          2003          2004          2003
                                          -------       -------       -------       -------
Net Revenues:
   Manufacturing net revenues ......      $ 1,613         2,253         4,024         5,039
                                          -------       -------       -------       -------

Cost and expenses:
   Cost of sales ...................        1,381         1,677         3,299         3,766
   Shipping and selling ............          197           265           449           570
   General and administrative ......          232           313           456           600
   R&D .............................           47            34            71            53
                                          -------       -------       -------       -------
                                            1,857         2,289         4,275         4,989
                                          -------       -------       -------       -------

   Operating income (loss) .........         (244)          (36)         (251)           50
                                          -------       -------       -------       -------


Other income (deductions):
   Interest expense ................          (57)          (73)         (128)         (149)
   Interest income .................           31            32            62            63
   Other ...........................            3             9            51            11
                                          -------       -------       -------       -------
                                              (23)          (32)          (15)          (75)
                                          -------       -------       -------       -------
Gain from sale of equipment ........            4          --               4          --
                                          -------       -------       -------       -------

Earnings (loss) before income tax
   and minority interest ...........         (263)          (68)         (262)          (25)

Minority interest ..................            7             6            14             6

Income tax expense .................         --            --            --            --
                                          -------       -------       -------       -------

Net earnings (loss) ................         (256)          (62)         (248)          (19)
                                          =======       =======       =======       =======

Earnings (loss) per common share ...         (.06)         (.02)         (.06)         --
                                          =======       =======       =======       =======



See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION

                            Statements of Cash Flows
                            Six Months Ended June 30
                                   (Unaudited)
                                 (In Thousands)

                                                        2004        2003
                                                        ----        ----
Cash flows from operating activities:
   Net income (loss) .............................      $(248)      $ (19)
                                                        -----       -----
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation ...............................        245         258
      Amortization ...............................          6           4
     Change in assets and liabilities:
       Decrease (Increase) in net receivables ....        462         436
       Decrease (Increase) in inventories ........        230        (211)
       Decrease (Increase) in prepaid expenses ...         23          76
       Decrease (Increase) in other current assets        (22)       --
       Decrease (Increase) in other assets .......       (103)        (71)
       Increase (Decrease) in accounts payable ...        (68)       (178)
       Increase (Decrease) in accrued expenses ...         82          40
                                                        -----       -----
         Total adjustments .......................        855         354
                                                        -----       -----

         Net cash from operating activities ......        607         335
                                                        -----       -----

Cash flows from investing activities:
   Increase (Decrease) in minority interest ......        (14)        244
   Capital expenditures for equipment and other
     long-term assets ............................       (124)       (196)
                                                        -----       -----
         Net cash from investing activities ......       (138)         48
                                                        -----       -----

Cash flows from financing activities:
   Dividends paid ................................        (11)        (18)
   Proceeds from issuance of long-term debt ......       --           107
   Principal payments on notes payable ...........       (530)       --
   Principal payments under long-term debt .......        (72)       (323)
                                                        -----       -----

         Net cash from financing activities ......       (613)       (234)
                                                        -----       -----

Net increase (decrease) in cash ..................       (144)        149

Cash at January 1 ................................        251         108
                                                        -----       -----

Cash at March 31 .................................      $ 107       $ 257
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


                                        RADVA CORPORATION


                                        /s/ William F. Fry
                                        ------------------------------
                                        William F. Fry
                                        Secretary/Treasurer



August 9, 2004