Form 10-Q/A
period 2004-09-30
RADVA CORP
filed 2005-01-06
CIK 792984

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

                                RADVA CORPORATION


                                      INDEX


                                                             Page
                                                            Number
                                                            ------
 PART I.  FINANCIAL INFORMATION:

                  INDEPENDENT AUDITOR'S REPORT                3

 Item 1.  Financial Statements

          Balance Sheets,
          December 31, 2003 and September 30, 2004            4

          Statements of Operations, Three Months
          and Nine Months Ended September 30, 2003 and
          September 30, 2004                                  5

          Statements of Cash Flows, Nine Months
          Ended September 30, 2003 and September 30, 2004     6

          Notes to Financial Statements                       7


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8



PART II.  OTHER INFORMATION                                   9

PERSINGER & COMPANY, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS


203 W. GRAYSON STREET
P.O. BOX 797                                               TEL.  (276) 236-8135
GALAX, VA 24333                                            FAX   (276) 236-0797



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


/s/ PERSINGER & COMPANY, L.L.C.


Galax, Virginia
November 11, 2004

                                RADVA CORPORATION
                                 Balance Sheets
                                 (In Thousands)

                                                September 30    December 31
              ASSETS                                2004            2003
                                                ------------    -----------
Current assets:
   Cash ....................................      $     43       $    251
                                                  --------       --------
   Accounts and notes receivable ...........           999          1,207
   Other Accounts Receivable ...............           148            245
   Less allowance for doubtful accounts ....            36            113
                                                  --------       --------
   Net receivables .........................         1,111          1,339
                                                  --------       --------
  Inventories:
     Finished goods ........................           552            723
     Raw materials and supplies ............           280            343
                                                  --------       --------
     Total inventories .....................           832          1,066
                                                  --------       --------

   Prepaid expenses ........................            40             71
   Other current assets ....................            20           --
                                                  --------       --------
         Total current assets ..............         2,046          2,727
                                                  --------       --------

Property, plant & equipment, at cost .......         9,835          9,709
   Less accumulated depreciation ...........         6,492          6,169
                                                  --------       --------
         Net property, plant & equip .......         3,343          3,540
                                                  --------       --------

Investment in Thermasteel Corporation ......           558            558
Trademark manufacturing and
 marketing rights ..........................           395            395
Note receivable-noncurrent .................         2,724          2,631
Other assets ...............................           490            456
                                                  --------       --------
                                                  $  9,556       $ 10,307
                                                  ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt ..      $    200       $    200
   Notes payable ...........................           866          1,208
   Accounts payable ........................         1,097            842
   Accrued expenses ........................           184            121
                                                  --------       --------
           Total current liabilities .......         2,347          2,371
                                                  --------       --------

Accrued long-term expenses .................            63             63
Long-term debt, excluding current
   installments ............................         2,893          3,016
                                                  --------       --------
           Total long-term liabilities .....         2,956          3,079
                                                  --------       --------
           Total liabilities ...............         5,303          5,450
                                                  --------       --------

Minority interest ..........................           210            232
                                                  --------       --------

Stockholders' equity:
   Preferred stock, 8% cumulative, par value
     .01 600,000 shares outstanding ........             6              6
   Common stock of $.01 par value ..........
     Authorized 10,000,000 shares; issued
      and outstanding 3,987,987 ............            40             40
   Additional paid-in capital ..............         4,735          4,735
   Retained earnings .......................          (738)          (156)
                                                  --------       --------
            Total stockholders' equity .....         4,043          4,625
                                                  --------       --------
                                                  $  9,556       $ 10,307
                                                  ========       ========


See accountants' report and accompanying notes to financial statements.

                                RADVA CORPORATION
                            Statements of Operations
                 Three Months and Nine Months Ended September 30
                      (In Thousands, except per share data)



                                         Three Months Ended         Nine Months Ended
                                            September 30               September 30
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

(2)  Property, Plant and Equipment

         A summary of property, plant and equipment follows:

         Land and improvements.............................         $  172,190
         Buildings and improvements........................          3,144,642
         Machinery and equipment...........................          5,828,646
         Transportation equipment..........................            365,922
         Office equipment..................................            323,162
                                                                    ----------
                                                                    $9,834,562
                                                                    ==========
(3)  Accrued Expenses

         Accrued expenses are comprised of the following:

         Payroll and employment benefits...................         $  118,107
         Other.............................................             66,160
                                                                    ----------
                                                                    $  184,267
                                                                    ==========
(4)  Notes Payable

         Demand notes payable to related parties...........            222,586
         Line of credit, with commercial bank,
         $1,500,000 limit, interest at prime...............         $  642,833
                                                                    ----------

                                                                    $  865,419
                                                                    ==========
(5)  Long-term Debt

         A summary of long-term debt follows:

         Installment note payable to bank, due in
         variable monthly installments, including
         interest at prime plus 1.5%                                    78,349

         Installment note payable to bank, due in variable
         monthly installments, including interest at prime
         plus 2.25%; collateralized by all of the company's
         assets.                                                     1,869,787

         Installment note payable to bank, due in monthly
         installment of $17,402, including interest at prime
         plus 2.25%; collateralized by all of the company's
         assets.                                                     1,112,210

         Installment note payable to bank, due in
         monthly installments of $527, including
         interest at 9.5%; collateralized
         by equipment.                                                  33,013
                                                                    ----------

         Total long-term debt                                        3,093,359

         Less current installments of long-term debt                   200,000
                                                                    ----------

         Long-term debt, excluding current installments             $2,893,359
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


Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

          31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

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

November 11, 2004