Form 10-Q/A
period 2004-03-31
RADVA CORP
filed 2005-02-03
CIK 792984

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

                                RADVA CORPORATION
                            Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (In Thousands, except per share data)


                                              Three Months Ended
                                                   March 31
                                          ---------------------------
                                            2004                2003
                                          -------             -------
Manufacturing net revenues .....          $ 2,411               2,786
                                          -------             -------

Cost and expenses:
   Cost of sales ...............            1,918               2,089
   Shipping and selling ........              252                 305
   General and administrative...              224                 287
   Research and development ....               24                  19
                                          -------             -------
                                            2,418               2,700


   Operating income ............               (7)                 86
                                          -------             -------


Other income (deductions):
   Interest expense ............              (71)                (76)
   Other .......................               79                  33
                                          -------             -------
                                                8                 (43)
                                          -------             -------


Earnings before income tax and
minority interest ..............                1                  43

Income tax expense .............             --                  --
Minority interest ..............                7                --
                                          -------             -------

Net earnings ...................          $     8                  43
                                          =======             =======

Earnings per common share ......          $  --                   .01
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


                                        RADVA CORPORATION


                                        /s/ William F. Fry
                                        -----------------------------
                                        William F. Fry
                                        Secretary/Treasurer



May 7, 2004