Form 10-K
period 2004-12-31
RADVA CORP
filed 2005-05-05
CIK 792984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                         Commission file number 0-15464

                                RADVA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Virginia                               54-0715892
        -------------------------------                  ----------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

                        Drawer 2900 First Street Station
                             Radford, Virginia 24143
                                 (540) 639-2458
               --------------------------------------------------
          Address, including zip code, and telephone number, including area code, of registrant's principal executive offices

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
                                                       [  ]

Indicate by check mark whether the registration is an accelerated filer (as defined in Exchange Act Rule 12b-2)
                                 Yes       No  X
                                     ---      ---


Aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 2005 (see ITEM 5 for explanation of calculation): $ 577,816
                                                                  ----------

Number of shares of common stock outstanding as of March 18, 2005:  3,987,987

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant's proxy statement for its annual meeting of stockholders scheduled for May 26, 2005.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

RADVA Corporation (the "Company") was organized in 1962 as a Virginia corporation to engage in the production of molded and fabricated products from expandable polystyrene. Historically, the Company has specialized in the production of customized expanded polystyrene packaging materials used to protect products during shipment; however, the Company developed a composite building panel produced from expanded polystyrene and steel which it sold under the trademark THERMASTRUCTURE. During 1998, the Company sold 95% of its assets and interest in the composite building panel system. These assets were then transferred to a newly organized company, ThermaSteel Corporation, which continues to market the system worldwide. During 2002, the Company reacquired an additional 5% interest in Thermasteel Corporation, bringing its interest in Thermasteel Corporation to 10%. The Company also has a subsidiary, Triter Corporation, which was formed for the purpose of making the triterine. In March 2003, the Company transferred its patents into Triter Corporation and sold 20% interest in Triter Corporation for $250,000 for the purpose of obtaining funds necessary for the continued development of the product.

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

When RADVA was incorporated in 1962, its primary production material was expanded polystyrene (EPS). EPS remains a significant base material because of its low cost and relatively low environmental impact. However, RADVA products also use a variety of other materials, depending upon the customer's need. Common materials include ARCEL (R), GECET(R), R-MER(R), EPP and EPE, PE and PU and thermoformed PVC and styrene.

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

CUSTOMERS

The Company's protective packaging business has a broad base of customers; however, one customer accounted for approximately 11.7% of protective packaging revenues in 2004.

BACKLOG

The Company had approximately $872,000 in backlog orders for protective packaging products as of December 31, 2004, compared to backlog orders of approximately $781,000 as of December 31, 2003. Although the Company believes that such backlog orders are firm, the purchase orders for protective packaging products generally may be canceled without cause by the customer. The Company expects to fill all of these orders during 2005.

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

REGULATION

The Company is subject to state and federal laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act ("OSHA") and by the Environmental Protection Agency. The Company's manufacturing facilities are subject to compliance with comprehensive OSHA standards. The Company believes that its manufacturing facilities and processes are currently in compliance with OSHA and does not anticipate capital expenditures for environmental control facilities or for compliance with OSHA standards during 2005. The Company does not believe that its compliance with federal and state environmental regulations has had or will have a material effect on its capital expenditures, earnings, or competitive position.

EMPLOYEES

The Company employs approximately 85 persons. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The following table identifies and sets forth certain information about the executive officers of the Company

            NAME          AGE     POSITION AND YEAR OF ELECTION
            ----          ---     -----------------------------
   Luther I. Dickens      72      Chief Executive Officer (1998)
   Stephen L. Dickens     47      President and Chief Operations Officer (1998)
   William F. Fry         65      Chief Financial Officer (1989)
   Michael R. Samples     52      Vice President, Manufacturing (1999)


ITEM 2.  PROPERTIES

REAL ESTATE

The real estate owned or leased by the Company and used in the Company's primary business operations is described below.

(1) The Company owns approximately 10 acres of land in Radford, Virginia, and a 71,000 square foot building located on the Radford property. The building includes approximately 5,000 square feet of office space and approximately 66,000 square feet of manufacturing space. The Radford property is subject to deeds of trust which had outstanding balances as of December 31, 2004 aggregating approximately $2,941,994.

(2) The Company owns approximately 7 acres of land in Portsmouth, Virginia, and a 74,000 square foot building located on the Portsmouth property. The building includes approximately 2,000 square feet of office space and approximately 42,000 square feet of manufacturing space. The Portsmouth property is subject to the same deed of trust referred to in (1) above which had an outstanding balance as of December 31, 2003 of approximately $2,941,994.

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

                           2004                2003                2002
                           ----                ----                ----
                      High      Low       High      Low       High      Low
                      ----      ---       ----      ---       ----      ---
First
Quarter               .42       .25       .22       .18       .30       .20

Second
Quarter               .55       .31       .30       .15       .30       .22

Third
Quarter               .50       .43       .24       .18       .35       .20

Fourth
Quarter               .55       .35       .45       .23       .22       .15


The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not necessarily represent actual transactions. There was no established public trading market for the Common Stock before June 1986.

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 18, 2005 shown on the facing page of this report was calculated as follows: the number of shares beneficially owned by the officers and directors of the Company as a group as of March 18, 2005 was subtracted from 3,987,987, the total number of shares outstanding on that date, and the resulting figure was multiplied by $.33, the average of the bid and asked prices of the Company's stock in the over-the-counter market on March 18, 2005. The foregoing calculation should not be deemed an admission that any of the officers or directors of the Company is an "affiliate" of the Company.

NUMBER OF STOCKHOLDERS

As of March 18, 2005 there were 277 record holders of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED STATEMENTS OF
OPERATIONS DATA:

                                                              Years Ended December 31,
                                        -------------------------------------------------------------------
                                        2004            2003            2002           2001            2000
                                        ----            ----            ----           ----            ----
                                      (Dollar amounts in thousands except per share data)
Net Revenues                          $  8,236        $  9,618        $  9,352       $  9,629        $ 10,077
Income (loss) before
  income taxes,
  extraordinary items,
  and minority interest                   (849)           (145)            170            (24)         (1,035)
Minority interest in subsidiary             26              28            --             --              --
Net income (loss)                         (822)           (117)            170            321          (1,035)
Net income (loss) per
  common share                            (.21)           (.03)            .04            .08            (.26)


SELECTED BALANCE
SHEET DATA:

                                                              Years Ended December 31,
                                        -------------------------------------------------------------------
                                        2004            2003            2002           2001            2000
                                        ----            ----            ----           ----            ----
                                      (Dollar amounts in thousands)
Working capital                       $      9        $    356        $    266       $    158        $   (800)
Net property, plant,
  and equipment                          3,238           3,540           3,765          4,242           4,844
Total assets                             9,450           9,791          10,116         10,063          10,943
Long-term debt (including
  current maturities)                    3,074           3,216           3,292          3,454           4,202
Stockholders' equity                     3,667           4,119           4,270          4,112           3,533


SELECTED QUARTERLY
INCOME(LOSS) DATA:

                                              Quarters Ended in 2004
                                --------------------------------------------------
                                MARCH 31      JUNE 30        SEPT 30        DEC 31
                                --------      -------        -------        ------
                                (Dollar amounts in thousands)
Net sales                       $ 2,411       $ 1,613        $ 1,987        $ 2,225
Gross profit                        493           232            165            409
Earnings (loss) per share           .01          (.06)          (.08)          (.07)

                                              Quarters Ended in 2003
                                --------------------------------------------------
                                MARCH 31      JUNE 30        SEPT 30        DEC 31
                                --------      -------        -------        ------
                                (Dollar amounts in thousands)
Net sales                       $ 2,786       $ 2,253        $ 2,246        $ 2,333
Gross profit                        697           576            394            581
Earnings (loss) per share           .01          (.02)          (.05)           .03

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that certain items in the statements of operations bear to the net revenues of the Company for each year during the five-year period ended December 31, 2004.


                                                                   Year Ended December 31
                                                ------------------------------------------------------------
                                                2004          2003          2002          2001          2000
                                                ----          ----          ----          ----          ----
Manufacturing net revenues                     100.0%        100.0%        100.0%        100.0%        100.0%
                                               -----         -----         -----         -----         -----

Cost and expense:
Cost of sales                                   84.2%         76.6%         72.0%         75.5%         86.4%
Shipping and sales                              10.7%         11.2%         10.4%          8.7%          9.2%
General and administrative                      13.0%         11.4%         13.3%         13.0%         12.4%
Research and development                         1.1%          1.4%          1.2%          1.1%          0.0%
                                               -----         -----         -----         -----         -----

                                               109.0%        100.6%         96.9%         98.3%        108.0%
                                               -----         -----         -----         -----         -----

     Operating income (loss)                    (9.0%)        (0.6%)         3.1%          1.7%         (8.0%)
                                               -----         -----         -----         -----         -----


Other income (deductions)
   Interest expense                             (3.1%)        (3.2%)        (4.0%)        (4.9%)        (5.2%)
   Interest income                               1.7%          1.4%      1.4 %             1.9%          2.2%
   Loss on worthless investment                 (0.7%)         0.0%          0.0%          0.0%          0.0%
   Other                                          .8%          0.9%          1.2%          0.4%          0.3%
                                               -----         -----         -----         -----         -----
                                                (1.3%)        (0.9%)        (1.4%)        (2.6%)        (2.7%)
                                               -----         -----         -----         -----         -----
Income (loss) before income
   taxes, extraordinary gain,
   and minority interest in subsidiary         (10.3%)        (1.5%)         1.8%         (0.3%)       (10.3%)
Income tax expense                               0.0%          0.0%          0.0 %         0.0%          0.0%
Minority interest in subsidiary                  0.3%          0.3%          0.0%          0.0%          0.0%
Extraordinary gain                               0.0%          0.0%          0.0%          3.6%          0.0%
                                               -----         -----         -----         -----         -----

Net income (loss)                              (10.0%)        (1.2%)         1.8%          3.3%        (10.3%)
                                               =====         =====         =====         =====         =====


2004 COMPARED TO 2003

In the past, the Company reported capitalized amounts on its audited financial statements as trademark, marketing and manufacturing rights of $395,000, net of accumulated amortization. Although management felt strongly that these costs had been treated properly, the Securities and Exchange Commission took a position this year that these costs should have been expensed in 1998. Accordingly, these costs are shown as a prior period adjustment for purposes of providing comparative financial data to the Company's 2004 financial statements.

The Securities and Exchange Commission also took the position that $121,000 capitalized and reported on the Company's prior financial statements as other non-current assets should have been expensed. Even though management also felt that its treatment of these costs had been proper, these amounts are treated in the same manner as the $395,000 noted above.

The above costs capitalized in prior years, but now being expensed, relate to a new product transferred to the Company's 80% owned subsidiary, Triter Corporation, created in 2003. Triter Corporation has successfully completed the development stage of this product, evidenced by building code approvals obtained in 2004 and management is very optimistic regarding the Company's ability to begin successfully marketing this product in the near future.

Revenues decreased $1,382,000, from $9,618,000 in 2003 to $8,236,000 in 2004.
This reduction of revenues of 14.4% was the result of the Company having lost its largest customer, which had accounted for 37.8% of revenues in 2003. Note that the reduction would have been far larger had the Company not been able to replace some of these lost sales. The customer was lost due to that customer having closed its operations being serviced by the Company. This loss of revenue, coupled with rapidly rising cost of energy and raw materials was the primary cause of the increased loss of $822,000 in 2004 compared to a loss of $117,000 in 2003.

Cost of sales, as a percent of revenues, was up 7.6% from 76.6% in 2003 to 84.2% in 2004. The primary cause of this increased cost percentage was the sharp reduction in revenues in relation to fixed cost. For example, the Portsmouth, Virginia plant, which suffered the loss of the major customer, had an increased depreciation component of cost of sales by 2.9%, even though actual depreciation in Portsmouth decreased by $26,000. The cost of natural gas, which the Company uses to fire its boilers, increased from 4.8% of production to 8.0% of production at the Portsmouth plant. The sharp increase in the cost of raw materials contributed to a 6.7% increased cost of production at the Company's Radford, Virginia plant.

Shipping and selling expense was little changed at the Company's Radford plant even though sales increased at the Radford plant by $733,000. Selling expense at the Portsmouth plant increased only by $5,000, however shipping expenses at this plant increased by $210,000. The large reduction in sales at the Portsmouth plant was due to the loss of a major customer for which the Company paid no sales commission, therefore having little effect on total selling expense. The sharp increase in shipping cost at the Portsmouth plant, however, was primarily due to shipping greater distances during the phase out of sales to the major customer. The Company elected to pay the increased shipping cost to continue these sales longer than would have otherwise been possible.

General and administrative expenses were reduced $29,000, from $1,098,000 in 2003 to $1,069,000 in 2004. The most significant changes within general and administrative expenses were the write off of loan cost of $40,000 and an account receivable of $50,000 offset by salary reductions of $83,000 and reduced cost of officer's life insurance of $21,000 in 2004. The write off of loan cost resulted from the Company's change of banks for the source of its line of credit.

The loss reported for 2004 and the failure to meet the credit line covenants have resulted in the opinion letter of our audit firm, according to audit guidelines, adding the statement that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that, as the result of a strong first quarter in both sales and profits, the Company is a viable going concern.

Failure to meet the covenant terms of our credit line has resulted in a default; however, if payment in full is requested, Radva's present accounts receivable balance is sufficient to reduce the credit line to a zero balance in a reasonable period by the normal collection of the receivables. The time would be even shorter than that if the CD pledged as collateral was applied to the credit line balance. This situation, should it occur, would leave RADVA with a more than adequate collateral base to secure a credit line with another entity, although it may be at a higher interest rate.

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

LIQUIDITY AND CAPITAL RESOURCES

A major refinancing of the Company was accomplished in 2001 which resulted in longer amortization of the Company's long-term debt. Working capital decreased $347,000 from $356,000 at December 31, 2003 to $9,000 at December 31, 2004. The
Company had $96,000 available on its line of credit at year-end.

The following table aggregates the Company's material expected contractual obligations and commitments as of December 31, 2004:


                                                         Obligations by period (in thousands)

Contractual obligations                  2005         2006-2007      2008-2009    Beyond 2009       Total
-----------------------                  ----         ---------      ---------    -----------       -----
Principal on long-term debt(1)            202            451            451          1,970          3,074

Interest on long-term debt                222            398            331          1,098          2,049

Operating lease commitments                44             89             44           --              177
                                          ---            ---            ---          -----          -----

Total                                     468            938            826          3,068          5,300


(1)Includes current maturities

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Reports...........................................   15

Balance Sheets as of December 31, 2003 and 2002.........................  16-17

Statements of Operations for the Years Ended
   December 31, 2003, 2002, and 2001....................................  18-19

Statements of Stockholders' Equity for the Years
   Ended December 31, 2003, 2002, and 2001..............................   20

Statements of Cash Flows for the Years
   Ended December 31, 2003, 2002, and 2001..............................  21-22

Notes to Financial Statements as of December 31,
   2003, 2002, and 2001.................................................  23-37



INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule V  - Property, Plant and Equipment.............................   38

Schedule VI - Accumulated Depreciation and
   Amortization of Property, Plant, and Equipment.......................   39

Schedule VIII - Valuation and Qualifying Accounts.......................   40

PERSINGER & COMPANY, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

203 W. GRAYSON STREET                                     TEL.  (276) 236-8135
PO BOX 797                                                FAX  (276) 236-0797
GALAX, VA 24333

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of RADVA Corporation

We have audited the consolidated financial statements and the consolidated financial statement schedules of RADVA Corporation and subsidiary as of December 31, 2004 and 2003, and for the each of the years in the three-year period ended December 31, 2004 as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 22 to the consolidated financial statements, the Company has restated its 2003 and 2002 financial statements to conform with accounting principles generally accepted in the United States of America.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RADVA Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $822,382 during the year ended December 31, 2004, and, as of that date, had depleted its working capital down to $9,023. As described more fully in Note 9 to the consolidated financial statements, the Company is in violation of the financial covenants in its line of credit of agreement, which causes the balance to become due on demand. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Galax, Virginia
January 28, 2005

                        RADVA CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003


                                                               2004                2003
                                                            ----------          ----------
                                                                                (RESTATED)
                 ASSETS
Current assets:
   Cash and cash equivalents                                $   88,182          $  251,456
                                                            ----------          ----------

   Restricted cash due to line of credit agreement             250,801                --
                                                            ----------          ----------

   Accounts receivable                                       1,207,643           1,157,452
   Note receivable - current                                   100,000              50,000
   Receivable - other                                           67,957             244,560
   Less allowance for doubtful accounts                         44,295             112,552
                                                            ----------          ----------
         Net receivables                                     1,331,305           1,339,460
                                                            ----------          ----------

   Inventories:
     Finished goods                                            593,586             722,637
     Work-in-process                                             3,980                --
     Raw materials and supplies                                352,678             343,367
                                                            ----------          ----------
         Total inventories                                     950,244           1,066,004
                                                            ----------          ----------

   Prepaid expenses                                             41,270              70,569
                                                            ----------          ----------

         Total current assets                                2,661,802           2,727,489
                                                            ----------          ----------

Property, plant and equipment, at cost                       9,874,080           9,708,634
Less accumulated depreciation and amortization               6,636,184           6,168,566
                                                            ----------          ----------
         Net property, plant and equipment                   3,237,896           3,540,068
                                                            ----------          ----------

Other assets:
   Investment in Thermasteel                                   558,065             558,065
   Note receivable - long-term                               2,714,843           2,630,803
   Other                                                       277,533             334,762
                                                            ----------          ----------
                                                             3,550,441           3,523,630
                                                            ----------          ----------
                                                            $9,450,139          $9,791,187
                                                            ==========          ==========


                                                                    continued

                        RADVA CORPORATION AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                           2004                  2003
                                                                       -----------           -----------
                                                                                              (RESTATED)
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                              $   202,206           $   200,084
   Notes payable:
     Line of credit                                                        903,653             1,186,360
Related parties                                                            224,012                21,308
   Accounts payable                                                      1,204,215               841,948
   Accrued expenses                                                        118,693               121,347
                                                                       -----------           -----------
         Total current liabilities                                       2,652,779             2,371,047
                                                                       -----------           -----------

Long-term liabilities:
   Long-term debt, excluding current installments                        2,871,977             3,016,024
   Accrued expenses                                                         63,055                63,055
                                                                       -----------           -----------
         Total long-term liabilities                                     2,935,032             3,079,079
                                                                       -----------           -----------

         Total liabilities                                               5,587,811             5,450,126
                                                                       -----------           -----------

Commitments, contingencies and other matters

Minority interest in Triter Corporation                                    195,154               221,634
                                                                       -----------           -----------

Stockholders' equity:
   Preferred stock, Series A, 8% cumulative convertible,
     par value $.01 per share ($300,000 aggregate liquidation
     preference); authorized 1,000,000 shares; issued and
     outstanding 600,000 shares in 2004 and 2003                             6,000                 6,000

   Preferred stock, Series B, 8% cumulative convertible,
     par value $.01 per share ($400,000 aggregate liquidation
     preference); authorized 2,000,000 shares; issued and
     outstanding 800,000 shares in 2004                                      8,000                  --

   Common stock, par value $.01 per share; authorized
     10,000,000 shares; issued and outstanding 3,987,987 and
     3,988,146 shares in 2004 and 2003                                      39,881                39,880
   Additional paid-in capital                                            5,124,435             4,735,305
   Retained earnings (deficit)                                          (1,511,142)             (661,758)
                                                                       -----------           -----------
         Total stockholders' equity                                      3,667,174             4,119,427
                                                                       -----------           -----------
                                                                       $ 9,450,139           $ 9,791,187
                                                                       ===========           ===========

See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                    2004                  2003                  2002
                                                                 -----------           -----------           -----------
                                                                                       (RESTATED)             (RESTATED)
Net revenues:
   Manufacturing net revenues                                    $ 8,236,134           $ 9,618,185           $ 9,351,621
                                                                 -----------           -----------           -----------


Costs and expenses:
   Cost of sales                                                   6,936,751             7,370,110             6,732,897
   Shipping and selling expenses                                     878,793             1,075,204               975,188
   General and administrative expenses                             1,068,858             1,097,733             1,243,940
   Research and development expenses                                  95,610               134,291               109,394
                                                                 -----------           -----------           -----------

                                                                   8,980,012             9,677,338             9,061,419
                                                                 -----------           -----------           -----------

         Operating income (loss)                                    (743,878)              (59,153)              290,202
                                                                 -----------           -----------           -----------

Other income (expense):
   Interest expense                                                 (257,266)             (304,023)             (375,770)
   Interest income                                                   135,408               131,739               130,401
   Loss on worthless investment                                      (55,000)                 --                    --
   Other                                                              68,372                86,110               112,656
                                                                 -----------           -----------           -----------
                                                                    (108,486)              (86,174)             (132,713)
                                                                 -----------           -----------           -----------

                                                                    (852,364)             (145,327)              157,489
                                                                 -----------           -----------           -----------

Gain (loss) on sale of assets:
   Equipment                                                           3,500                  --                   1,000
   Real estate                                                          --                    --                  11,739
                                                                 -----------           -----------           -----------
                                                                       3,500                  --                  12,739
                                                                 -----------           -----------           -----------

Income (loss) before income taxes and minority interest             (848,864)             (145,327)              170,228

Provision for income taxes                                              --                    --                    --
                                                                 -----------           -----------           -----------

     Net income (loss) before minority interest                     (848,864)             (145,327)              170,228

Minority interest in Triter Corporation                               26,480                28,366                  --
                                                                 -----------           -----------           -----------

     Net income (loss)                                           $  (822,384)          $  (116,961)          $   170,228
                                                                 ===========           ===========           ===========



                                                                     continued

                        RADVA CORPORATION AND SUBSIDIARY

                                                              2004               2003               2002
                                                           ----------         ----------         ----------
                                                                              (RESTATED)         (RESTATED)
Income per common share:
   Basic earnings per share:
     Income (loss) before minority interest                $     (.21)        $     (.04)        $      .04
                                                           ==========         ==========         ==========

     Minority interest                                     $      .01         $      .01         $  --
                                                           ==========         ==========         ==========
     Net income (loss)                                     $     (.21)        $     (.03)        $      .04
                                                           ==========         ==========         ==========


   Diluted earnings per share:
     Income (loss) before minority interest                $     (.18)        $     (.03)        $      .04
                                                           ==========         ==========         ==========

     Minority interest                                     $      .01         $      .01         $  --
                                                           ==========         ==========         ==========
     Net income (loss)                                     $     (.17)        $     (.03)        $      .04
                                                           ==========         ==========         ==========


Weighted average number of shares outstanding:
         Basic                                              3,988,000          3,987,987          3,987,987
         Diluted                                            4,788,673          4,587,987          4,587,987





See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                        ADDITIONAL         RETAINED             TOTAL
                                     PREFERRED          COMMON            PAID-IN          EARNINGS          STOCKHOLDERS'
                                       STOCK             STOCK            CAPITAL          (DEFICIT)            EQUITY
                                    -----------       -----------       -----------       -----------        -----------
Balance at January 1, 2002,
   as previously reported           $     6,000       $    39,880       $ 4,735,305       $  (170,143)       $ 4,611,042
Prior period adjustment                    --                --                --            (499,205)          (499,205)
                                    -----------       -----------       -----------       -----------        -----------

Balance at January 1, 2002,
   as restated                            6,000            39,880         4,735,305          (669,348)         4,111,837
Net income, as restated                    --                --                --             170,228            170,228
Dividends paid                             --                --                --             (12,266)           (12,266)
                                    -----------       -----------       -----------       -----------        -----------

Balance at December 31, 2002,
   as restated                            6,000            39,880         4,735,305          (511,386)         4,269,799
Net loss, as restated                      --                --                --            (116,961)          (116,961)
Dividends paid                             --                --                --             (33,411)           (33,411)
                                    -----------       -----------       -----------       -----------        -----------

Balance at December 31, 2003,
   as restated                            6,000            39,880         4,735,305          (661,758)         4,119,427
Issued stock                              8,000              --             389,130              --              397,130
Treasury stock                             --                   1              --                --                    1
Net loss                                   --                --                --            (822,384)          (822,384)
Dividends paid                             --                --                --             (27,000)           (27,000)
                                    -----------       -----------       -----------       -----------        -----------

Balance at December 31, 2004        $    14,000       $    39,881       $ 5,124,435       $(1,511,142)       $ 3,667,174
                                    ===========       ===========       ===========       ===========        ===========

Summary of preferred stock:

Series A Preferred                  $     6,000
Series B Preferred                  $     8,000
                                    -----------
                                    $    14,000
                                    ===========






See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                          2004                2003                2002
                                                                        ---------           ---------           ---------
                                                                                            (RESTATED)          (RESTATED)
Cash flows from operating activities:
   Net income (loss)                                                    $(822,384)          $(116,961)          $ 170,228

   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                       509,234             529,108             592,154
       Amortization                                                        60,632              15,457              11,257
       Allowance for doubtful accounts                                    (68,257)             55,393             (23,519)
       Minority interest in net loss of Triter Corporation                (26,480)            (28,366)
       Gain on sale of assets                                              (3,500)               --               (12,739)
       Loss on worthless investment                                        55,000                --                  --
       Changes in assets and liabilities:
         Increase in restricted cash                                     (250,801)               --                  --
         Decrease (increase) in accounts receivable                       (50,191)            373,277            (849,206)
         Decrease (increase) in notes receivable - current                (50,000)               --               440,814
         Decrease (increase) in receivable - other                        176,603             (72,950)            (88,212)
         Decrease (increase) in inventories                               115,760             (24,921)             13,917
         Decrease (increase) in prepaid expenses                           29,299               6,993              76,678
         Increase in note receivable - noncurrent                         (84,040)            (80,189)            (74,598)
         Decrease (increase) in other assets                              (58,403)            (29,200)                533
         Increase (decrease) in accounts payable                          362,267             (10,654)           (215,148)
         Decrease in accrued expenses                                      (2,654)            (43,013)            (23,074)
                                                                        ---------           ---------           ---------
           Net cash provided by (used in) operating activities           (107,915)            573,974              19,085
                                                                        ---------           ---------           ---------

Cash flows from investing activities:
   Proceeds from sale of assets                                             3,500                --                58,739
   Capital expenditures on equipment                                     (207,062)           (304,629)           (160,894)
                                                                        ---------           ---------           ---------
           Net cash provided by (used in) investing activities           (203,562)           (304,629)           (102,155)
                                                                        ---------           ---------           ---------

Cash flows from financing activities:
   Net proceeds (payments) on notes payable                               (80,003)           (266,967)            295,775
   Proceeds from issuance of long-term debt                                65,408             106,840                --
   Principal payments on long-term debt                                  (207,333)           (182,657)           (161,818)
   Minority interest in Triter Corporation contributions                     --               250,000                --
   Issuance of Series B 8.00% preferred stock                             397,131                --                  --
   Preferred dividend paid                                                (27,000)            (33,411)            (12,266)
                                                                        ---------           ---------           ---------
           Net cash provided by (used in) financing activities            148,203            (126,195)            121,691
                                                                        ---------           ---------           ---------

Net increase (decrease) in cash and cash equivalents                     (163,274)            143,150              38,621

Cash and cash equivalents at beginning of year                            251,456             108,306              69,685
                                                                        ---------           ---------           ---------

Cash and cash equivalents at end of year                                $  88,182           $ 251,456           $ 108,306
                                                                        =========           =========           =========

                                                                    continued

                        RADVA CORPORATION AND SUBSIDIARY

                                                              2004               2003              2002
                                                           ---------          ---------          --------
                                                                              (RESTATED)        (RESTATED)
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                  $ 257,266          $ 305,988          $392,646
                                                           =========          =========          ========

   Cash paid during the year for income taxes              $    --            $    --            $  1,500
                                                           =========          =========          ========


Supplemental disclosure of non-cash investing activities:

During 2002 Radva acquired an additional 5% interest in Thermasteel Corporation by forgiveness of a certain portion of debt receivable from Thermasteel which resulted in a transfer of the following assets:

         Assets transferred:
           Notes receivable                      $ 296,140
           Investment retained (5%)               (296,140)
                                                 ---------
                                                 $     --
                                                 =========




See notes to consolidated financial statements.

                        RADVA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

RADVA Corporation and subsidiary (the Company) are custom designers of material handling solutions and manufacturers of protective packaging materials and containers. The Company operates facilities in Radford and Portsmouth, Virginia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its 80 % owned subsidiary, Triter Corporation. All material inter-company transactions have been eliminated in consolidation.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER ASSETS

Included in other assets are patents, loan costs and materials rights, which are amortized over their respective estimated lives, and trademark rights. Under Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic impairment tests in accordance with the statement. In accordance with Statement No. 142, the company no longer amortizes intangible assets with indefinite lives. Accumulated amortization was $98,206 and $63,230 as of December 31, 2004 and 2003, respectively.

REVENUE RECOGNITION

Net revenues represent sales of protective packaging materials and containers. Revenues from sales are recognized upon shipment of merchandise to customers. Sales returns, rebates, and discounts are recorded as a component of net sales.

ADVERTISING

Advertising costs are expensed as incurred and included in shipping and selling expenses. Advertising expense amounted to $399, $4,692, and $12,128 for the years ended December 31, 2004, 2003, and 2002, respectively.

SHIPPING

Shipping costs are expensed as incurred and are included in cost of goods sold and shipping and selling expenses. Shipping costs include freight costs and shipping supplies. Shipping expense amounted to $558,061, $690,387, and $666,533 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

RECLASSIFICATION

Certain reclassifications have been made to prior years' financial statements to place them on a comparable basis with the current year.

NOTE 2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                                       2004        2003         2002
                                                                     --------    ---------    ---------
Petty cash and non-interest bearing accounts                         $ 88,182    $ 251,456    $ 108,306
                                                                     ========    =========    =========

NOTE 3. RESTRICTED CASH

As of December 31, 2004, the Company has $250,801 of restricted cash which is classified as a current asset. The restricted cash serves as collateral for the Company's line of credit. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in a certificate of deposit.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents:

The carrying amount approximates fair value because of the short maturity of those instruments.

Restricted cash:

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Company's financial instruments as of December 31, 2004 are as follows:

                                               2004
                                 --------------------------------
                                 Carrying Amount       Fair Value
                                 ---------------       ----------
Cash and cash equivalents          $   88,182          $   88,182
Restricted cash                       250,801             250,801
Receivable - other                     67,957              67,957
Notes payable                       1,127,665           1,127,665
Long-term debt                      3,074,183           3,520,004

NOTE 5.  NOTE RECEIVABLE

During 1998, the Company transferred certain assets and liabilities to Thermasteel Corporation. All notes receivable under this agreement have been satisfied except of the "earn out payment". The "earn out payment" amounts to $3,200,000 payable annually in an amount equal to ten percent (10%) of the after-tax earnings of Thermasteel Corporation or $50,000, whichever is greater, until such payments have reached the "earn out payment". The "earn out payment" had no stated interest rate. The note was recorded at the present value of the estimated future cash flows, utilizing an imputed interest rate of 5%, which equals $2,148,867. Payments under the "earn out payment" provision began in 2001. As of December 31, 2004, the Company had not received the required payment for 2004, however, the majority of the 2004 payment had been received by March 31, 2005. In management's opinion, the remaining balance is collectible.

A summary of the note receivable follows:

                                                                      2004                  2003
                                                                   -----------           -----------
   Installment note receivable, due in annual installments
   of $50,000 including interest at 5%; secured by assets
   of the borrower                                                 $ 2,814,843           $ 2,680,803

     Less current maturities of note receivable                       (100,000)              (50,000)
                                                                   -----------           -----------

   Note receivable, excluding current maturities                   $ 2,714,843           $ 2,630,803
                                                                   ===========           ===========

The maturities of the note receivable during each of the next five years subsequent to December 31, 2004 follows:

   Years Ended December 31,

                  2005                      $  100,000
                  2006                          50,000
                  2007                          50,000
                  2008                          50,000
                  2009                          50,000
                  Thereafter                 2,514,843
                                            ----------
                                            $2,814,843
                                            ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                                              2004                  2003
                                                                          -----------           -----------
       Land and improvements                                              $   172,190           $   169,565
       Buildings and improvements                                           3,144,642             3,140,772
       Machinery and equipment                                              5,833,247             5,705,017
       Transportation equipment                                               399,521               372,129
       Office equipment                                                       324,480               321,151
                                                                          -----------           -----------
                                                                          $ 9,874,080           $ 9,708,634
                                                                          ===========           ===========

NOTE 7.  ACCRUED EXPENSES

Current accrued expenses are composed of the following:

                                                                             2004                  2003
                                                                          -----------           -----------
       Payroll and employee benefits                                      $    94,362           $    91,361
       Commissions                                                              8,353                 7,816
       Customer deposits                                                          794                   794
       Other                                                                   15,184                21,376
                                                                          -----------           -----------
                                                                          $   118,693           $   121,347
                                                                          ===========           ===========

Long-term accrued expenses are composed of the following:

         Commissions                                                      $    63,055           $    63,055
                                                                          ===========           ===========

NOTE 8. INTANGIBLE ASSETS

Information about intangible assets as of December 31, 2004 and 2003 is as follows:

                                                                             2004                  2003
                                                                          -----------           -----------
       Loan costs
              Cost                                                        $   177,102           $   169,550
              Less accumulated amortization                                   (45,050)              (15,708)
                                                                          -----------           -----------
       Net loan costs                                                     $   132,052           $   153,842
                                                                          ===========           ===========

       Patents
              Cost                                                        $   120,537           $   119,514
              Less accumulated amortization                                   (38,476)              (34,242)
                                                                          -----------           -----------
       Net patents                                                        $    82,061           $    85,272
                                                                          ===========           ===========

       Material rights (amortization ceased due to SFAS No. 142)
              Cost                                                        $    43,433           $    43,433
              Less accumulated amortization                                    (9,080)               (9,080)
                                                                          -----------           -----------
       Net material rights                                                $    34,353           $    34,353
                                                                          ===========           ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             2004                  2003
                                                                          -----------           -----------
       Evaluation report costs
              Cost                                                        $     5,600           $     5,600
              Less accumulated amortization                                    (5,600)               (4,200)
                                                                          -----------           -----------
       Net evaluation report costs                                        $      --             $     1,400
                                                                          ===========           ===========

During the year ended December 31, 2004, the following intangibles were acquired with the stated amortization periods and costs:

                                        Amortization
           Intangible Asset                Period                     Cost
           ----------------             ------------                  ----
               Patent                    17 years                  $   1,023
               Loan costs                27 months                 $  33,207

The estimated annual amortization expense during each of the next five years subsequent to December 31, 2004 follows:

   Years Ended December 31,

                  2005                      $ 30,020
                  2006                        17,522
                  2007                         8,594
                  2008                         8,594
                  2009                         8,594

Amortization expense was $60,632 and $15,457 for the years ended December 31, 2004 and 2003, respectively.

NOTE 9.  NOTES PAYABLE

A summary of notes payable follows:

                                                                                        2004                2003
                                                                                     ----------          ----------
       Related parties, interest at 6%, unsecured                                    $  201,000          $     --

       Related party, interest at 8%, unsecured                                          23,012              21,308

       Line of credit with commercial lender, $1,500,000 limit, interest at prime plus 2.25%, secured by all of
       the Company's assets                                                                --             1,186,360

       Line of credit with commercial lender, $1,500,000
       limit, interest at prime secured by all of
       the Company's assets                                                             903,653                --
                                                                                     ----------          ----------
                                                                                     $1,127,665          $1,207,668
                                                                                     ==========          ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Event of Default

As a result of its inability to maintain certain financial ratios, the Company was unable to remain in compliance with the financial covenants of its line of credit agreement. The creditor has not waived the financial covenant requirements. The outstanding balance of this line of credit agreement as of December 31, 2004 is $903,653. This amount is classified as a current liability in the accompanying balance sheet.

NOTE 10.  LONG-TERM DEBT

A summary of long-term debt follows:

                                                                                         2004                2003
                                                                                      ----------          ----------
   Installment note payable to bank, due in variable monthly installments, including interest at prime plus 2.25% (7.50% at
   December 31, 2004); collateralized by all of the Company's assets                  $1,860,290          $1,906,850

   Installment note payable to bank, due in variable monthly installments including interest at prime plus 2.25% (7.50% at
   December 31, 2004); collateralized by all of the Company's assets                   1,081,704           1,209,837

   Installment note payable to bank, due in variable monthly installments of including interest at prime plus 1.25%; (6.50% at
   December 31, 2004); collateralized by equipment                                        73,007              94,375

   Installment note payable to bank, due in monthly installments of
   $527, including interest at 9.5%; collateralized by equipment                            --                 5,046

   Installment note payable to bank, due in monthly
   installments of $798, including interest at 3.9%;
   collateralized by equipment                                                            29,182                --

   Installment note payable to bank, due in monthly
   Installments of $599, including interest at 7.25%;
   Collateralized by equipment                                                            30,000                --
                                                                                      ----------          ----------

         Total long-term debt                                                          3,074,183           3,216,108

   Less current installments of long-term debt                                           202,206             200,084
                                                                                      ----------          ----------

         Long-term debt, excluding current installments                               $2,871,977          $3,016,024
                                                                                      ==========          ==========

Substantially all real property, equipment, accounts receivable and inventory are pledged as collateral on various debt instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  LONG-TERM DEBT (CONTINUED)

The aggregate principal maturities of long-term debt during each of the five years subsequent to December 31, 2004 follows:

         Years Ended December 31,

               2005                         $  202,206
               2006                            217,326
               2007                            233,595
               2008                            219,602
               2009                            231,275
               Thereafter                    1,970,179
                                            ----------
                                            $3,074,183
                                            ==========

NOTE 11. INCOME TAX MATTERS

Net deferred tax assets and liabilities consist of the following components as of December 31, 2004 and 2003:

                                                     2004                  2003
                                                  -----------           -----------
       Deferred tax assets:
         Bad debt allowance                       $    16,832           $    42,770
         Accrued expenses                              22,077                24,136
         Bonuses                                         --                   1,581
         Inventory allowance                           10,508                13,003
         Loss carryforward                          1,132,248               623,800
         Contribution carryforward                        184                  --
         Minimum tax credit carryforward               34,133                34,133
                                                  -----------           -----------
                                                    1,215,982               739,423
       Less valuation allowance                      (977,350)              511,787
                                                  -----------           -----------
                                                  $   238,632           $   227,636
                                                  ===========           ===========
       Deferred tax liabilities:
         Property and equipment                   $   238,632           $   227,636
                                                  ===========           ===========
                                                  $     --              $      --
                                                  ===========           ===========

As noted, the deferred tax assets equal the deferred tax liabilities resulting in no effect on the income statement or stockholders' equity for the year.

Net operating loss carryforwards for tax purposes as of December 31, 2004 have the following expiration dates:

         Expiration Date                               Amount
         ---------------                               ------
              2005                                   $  506,511
              2011                                       60,935
              2020                                    1,075,281
              2024                                    1,336,874
                                                     ----------
                                                     $2,979,601
                                                     ==========

Minimum tax credit carryforward for tax purposes as of December 31, 2004 amounts to $34,133 and has no expiration date.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002 due to the following:

                                                                     2004               2003              2002
                                                                    -------           --------          --------
     Computed "expected" tax benefit                                $   --            $    --           $ 49,639
     Non-deductible expenses                                            --                 --             22,134
     State income taxes, net of federal income tax benefit              --                 --              8,308
     Benefit of operating loss carryforward                             --                 --            (80,081)
                                                                    -------           --------          --------
                                                                    $   --            $    --           $    --
                                                                    =======           ========          ========

NOTE 12.  RETIREMENT PLANS

The Company has a profit sharing plan (the Plan) which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to its profit sharing plan are at Company's discretion. The Plan is a qualified plan under applicable sections of the Internal Revenue Code. Profit sharing expense for the period ended December 31, 2004, 2003 and 2002 was $ -0-.

The Company adopted a 401K retirement plan during 1998 which covers all full-time officers and employees who have at least one year of service and attained the age of 21. Contributions to the plan are made at a rate of 25% of each employee's contribution up to a maximum of 4% of each employee's earnings for the year. The plan is a qualified plan under applicable sections of the Internal Revenue Code. Company contributions for the year ended December 31, 2004 and 2003 were $12,338 and $12,890, respectively.

NOTE 13.  RELATED PARTY TRANSACTIONS

The Company provides managerial services to Thermasteel Corporation. The Company has a ten percent ownership interest in Thermasteel Corporation. Revenue recognized by the Company from these services amounted to $6,000, $66,500, and $111,680 for the years ended December 31, 2004, 2003, and 2002, respectively. Occasionally, the Company pays expenses on behalf of Thermasteel Corporation and is then reimbursed by Thermasteel Corporation at a later date. As of December 31, 2004 and 2003, the amount owed by Thermasteel Corporation is $66,135 and $89,601, respectively. These amounts are reflected in the accompanying balance sheet in receivable - other.

The Company's Chief Executive Officer is personally guaranteeing certain notes payable of the company.

On June 18, 2002, the Company issued a note to a stockholder for $25,000 in exchange for cash. The note payable is unsecured, bearing interest at 8% annually and is due on demand. As of December 31, 2004, the balance on this note is $23,012.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.  RELATED PARTY TRANSACTIONS (CONTINUED)

On February 23, 2004, the Company issued a note to a director/stockholder for $200,000 in exchange for cash. The note payable is unsecured, bearing interest at 6% annually and is due on April 30, 2005. As of December 31, 2004, the balance on this note is $201,000.

NOTE 14.  OPERATING LEASES

The Company leases certain of its manufacturing and office facilities and equipment. Rental expense for the years ended December 31, 2004, 2003 and 2002 was $183,255, $158,628, and $142,476, respectively. All leases have expired, except for the corporate office building; however, the Company continues to lease these facilities under the previous lease schedules.

The Company leases its corporate office space under a five year lease beginning January 1, 2004 and ending December 31, 2008. The lease is $3,700 per month and the minimum lease obligation for 2005 through 2008 is $44,400.

NOTE 15.  MAJOR CUSTOMERS AND SUPPLIERS

The percentage of net revenue attributable to the Company's major customers (exceeding 10% of total revenues) is 11.2% for 2004, 37.8% for 2003, and 37.0% for 2002.

The percentage of cost of sales attributable to the Company's major suppliers (exceeding 10% of total cost of sales) is 15.8% for 2004, 22.1% for 2003, and 30.2% for 2002.

NOTE 16. RESEARCH AND DEVELOPMENT

The Company has incurred costs in developing a patented structural material called Triterine. The Company intends to market this to construction companies as a fire separation wall system.

NOTE 17.  OTHER ASSETS - OTHER

Other assets - other consist of the following:

                                                           2004            2003
                                                         --------        --------
       Deposits                                          $  6,295        $  6,295
       Loan costs                                         132,052         153,842
       Patent costs                                        82,061          85,272
       Investment in Pereslav                                   -          55,000
       Material rights                                     34,353          34,353
       Cash value of life insurance                        22,772               -
                                                         --------        --------
                                                         $277,533        $334,762
                                                         ========        ========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18.  NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT (CONTINUED)

Options held to purchase 300,000 common shares at $.81 were not dilutive and were outstanding at December 31, 2004 and 2003. These shares are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares. Diluted earnings per share was calculated as follows:

The Company has 600,000 shares of Series A of 8% cumulative convertible preferred stock outstanding. The preferred stock is convertible into common stock based on its liquidation amount ($.50 per share of $300,000) plus any accrued and unpaid dividends (none as of 12/31/04). The conversion price for the common stock is $0.50 per share which equates to 600,000 shares of common stock potentially being issued.

The Company has 800,000 shares of Series B of 8% cumulative preferred stock outstanding. The preferred stock is convertible into common stock based on its liquidation amount ($.50 per share of $400,000) plus any accrued and unpaid dividends ($1,345 as of 12/31/04). The conversion price for the common stock is $0.50 per share which equates to 802,690 shares of common stock potentially being issued.


                                                                           2004               2003
                                                                        ----------         ----------
Net loss to common stockholders                                         $ (822,384)        $ (116,961)
                                                                        ==========         ==========

Weighted average common shares outstanding                               3,988,000          3,987,987

Share equivalents, due to stock options                                         -                  -
Share equivalents, due to convertible preferred stock                      800,673            600,000
                                                                        ----------         ----------
                                                                         4,788,673          4,587,987
                                                                        ==========         ==========

Net loss per share-diluted                                              $     (.17)        $     (.03)
                                                                        ==========         ==========

NOTE 19.  STOCK OPTION PLANS

The Company has two Stock Option Plans, the 1998 Stock Option Plan and the 1998 Non-employee Directors Stock Option Plan. Both Plans contained retroactive effective dates of July 8, 1998 and September 28, 1998, respectively.

The Company's 1998 Stock Option Plan (the Plan) authorizes the granting of stock options, up to a total of 275,000 shares of common stock, to any employee of the Company. Under the Plan, the exercise price of each option equals fair market value of the Company's stock on the grant date, and an option's maximum term is ten years. If the employee is a 10% shareholder the exercise price of each option shall not be less than 110% of the fair market value on the grant date, and an option's maximum term is five years.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's Stock Option Plans as of December 31, 2004, and the changes during the year is presented below:

                           FIXED OPTIONS                                 SHARES           WEIGHTED-AVERAGE EXERCISE PRICE
                           -------------                                 ------           -------------------------------
           January 1, 2004                                               300,000                   $ .81
           Granted                                                             -                       -
           Exercised                                                           -                       -
           Forfeited                                                           -                       -
                                                                       ---------
           December 31, 2004                                             300,000                   $ .81
                                                                       =========

           Exercisable at December 31, 2004                              300,000                   $ .81

           Options available for grant at December 31, 2004              100,000                   $ .81


The range of option prices for options outstanding as of December 31, 2004, was $.81 with a weighted average remaining contractual life of approximately 4 years.

If the Company had used the fair value based method of accounting for its Employee Stock Option Plan, as prescribed by Statements of Financial Accounting Standards No. 123, compensation cost in net income for the year ended December 31, 2004 would have increased by $243,000, resulting in a net loss of $(1,065,384) net of tax. The basic and diluted earnings per share would have been $(.27) and $(.22), respectively.

The fair value of each option grant of $.81 is estimated on the date of grant using the exercise price since fair value could not be reasonably estimated at grant date.

NOTE 20.  STOCK REPURCHASE PLAN

Board of Directors has authorized the Company to repurchase up to 200,000 shares of the Company's common stock. The Company has purchased 187,081 shares pursuant to the Stock Repurchase Plan.

NOTE 21.  INVESTMENT IN THERMASTEEL

During 1998, the Company acquired a 5% interest in Thermasteel Corporation. The initial 5% interest and promissory notes from Thermasteel were received in exchange for receivables, inventory, investments, fixed assets, licenses, patents, and trademarks. The net investment in the 5% interest as a result of this transaction was $261,925. During 2002, a portion of the promissory notes from Thermasteel were forgiven in exchange for an additional 5% interest. This transaction resulted in an increase in the investment in Thermasteel of $296,140. The total investment in Thermasteel as of December 31, 2004 is $558,065.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 22.  PRIOR-PERIOD ADJUSTMENTS

The Company has restated it previously issued 2003 and 2002 consolidated financial statements for matters related to the following previously reported items: capitalization of trademark, marketing, manufacturing, and material rights, and related amortization. The accompanying financial statements for 2003 and 2002 have been restated to reflect the corrections. Also, retained earnings at January 1, 2002, was reduced by $499,205 as a result of adjustments to reported capitalized trademark, marketing, manufacturing, and material rights previous to January 1, 2002.

  The following is a summary of the restatements for 2003:

Increase in general and administrative expenses for capitalized items
  that should have been expensed                                               $ 11,442

Increase in research and development expenses for capitalized items
  that should have been expensed                                                 49,182

Change in minority interest portion of net loss in subsidiary                    (9,863)
                                                                               --------

       Subtotal                                                                  50,761

Income tax effect of restatement                                                      -
                                                                               --------

       Total increase in 2003 net loss                                         $ 50,761
                                                                               ========

  The effect on the Company's previously issued 2003 financial statements are summarized as follows:

Consolidated Balance Sheet as of December 31, 2003

                                                               PREVIOUSLY              INCREASE
                                                                REPORTED              (DECREASE)              RESTATED
                                                              ------------           ------------           ------------
Other assets                                                  $  4,039,449           $   (515,819)          $  3,523,630
Total assets                                                    10,307,006               (515,819)             9,791,187
Minority interest in Triter Corporation                            231,497                 (9,863)               221,634
Retained earnings (deficit):
     Retained earnings (deficit) - December 31, 2001              (170,143)              (499,205)              (669,348)
     Net income for 2002                                           126,218                 44,010                170,228
     Dividends paid in 2002                                        (12,266)                  --                  (12,266)
     Net loss for 2003                                             (66,200)               (50,761)              (116,961)
     Dividends paid in 2003                                        (33,411)                  --                  (33,411)
                                                              ------------           ------------           ------------
     Retained earnings (deficit) - December 31, 2003              (155,802)              (505,956)              (661,758)
                                                              ------------           ------------           ------------
Total liabilities and stockholders' equity                      10,307,006               (515,819)             9,791,187


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Operations for the Year Ended December 31, 2003

                                                                      PREVIOUSLY     INCREASE
                                                                       REPORTED     (DECREASE)     RESTATED
                                                                      -----------   ----------     --------
General and administrative expenses                                   $1,086,291    $ 11,442     $1,097,733
Research and development expenses                                         85,109      49,182        134,291
Operating income (loss)                                                    1,471     (60,624)       (59,153)
Loss before minority interest                                            (84,703)    (60,624)      (145,327)
Minority interest in Triter Corporation                                   18,503       9,863         28,366
Net loss                                                                 (66,200)    (50,761)      (116,961)

Income per common share:
  Basic earnings per share:
      Loss before minority interest                                   $     (.02)   $   (.02)    $     (.04)
      Minority interest                                                        -         .01            .01
     Net loss                                                               (.02)       (.01)          (.03)

  Diluted earnings per share:
      Loss before minority interest                                   $     (.02)   $   (.01)    $     (.03)
      Minority interest                                                        -         .01            .01
     Net loss                                                               (.02)       (.01)          (.03)


  The following is a summary of the restatements for 2002:

Decrease in general and administrative expenses for amortization on trademark, marketing, manufacturing, and material rights that
  have been subsequently written off by prior period adjustment                                  $   44,010
                                                                                                 ----------

       Subtotal                                                                                      44,010

Income tax effect of restatement                                                                          -
                                                                                                 ----------

       Total increase in 2002 net income                                                         $   44,010
                                                                                                 ==========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 22.  PRIOR-PERIOD ADJUSTMENTS (CONTINUED)

  The effect on the Company's previously issued 2002 financial statements are summarized as follows:

Consolidated Statement of Operations for the Year Ended December 31, 2002

                                                                      PREVIOUSLY     INCREASE
                                                                       REPORTED     (DECREASE)     RESTATED
                                                                     -----------    ----------   -----------
General and administrative expenses                                  $ 1,287,950    $ (44,010)   $ 1,243,940
Operating income                                                         246,192       44,010        290,202
Net income                                                               126,218       44,010        170,228

Income per common share:
  Basic earnings per share:
     Net income                                                      $       .03    $     .01    $       .04

  Diluted earnings per share:
     Net income                                                      $       .03    $     .01    $       .04

NOTE 23.  CONTINGENCIES

Going Concern

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying consolidated financial statements the, the Company has had two consecutive years of losses with 2004 being significant, $822,384. At December 31, 2004, the Company had an accumulated deficit of $1,511,142. The Company is down to $9,023 in net working capital. The Company is also in violation of the financial covenants in its line of credit agreement, which causes the balance to become due on demand. The Company lost its major customer at the end of 2003 and as of December 31, 2004, the Company had not entirely replaced this loss of revenue. Management has taken steps to increase revenue and reduce operating expenses to help restore profitability. The Company has increased sales and has a profit for the first quarter ended March 31, 2005. The ability of the Company to continue as a going concern is dependent upon the continued success of these actions. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002



                                         BALANCE
                                           AT                                                       BALANCE
                                        BEGINNING           ADDITIONS                                AT END
     CLASSIFICATION                      OF YEAR             AT COST          RETIREMENTS           OF YEAR
     --------------                    ----------          ----------         -----------          ----------
Year ended December 31, 2002:

   Land and improvements               $  211,188          $    4,378          $   46,000          $  169,566
   Buildings and improvements           3,085,539              34,179                --             3,119,718
   Machinery and equipment              5,308,443             117,337                --             5,425,780
   Transportation equipment               372,129                --                  --               372,129
   Office equipment                       311,813               5,000                --               316,813
                                       ----------          ----------          ----------          ----------

                                       $9,289,112          $  160,894          $   46,000          $9,404,006
                                       ==========          ==========          ==========          ==========

Year ended December 31, 2003:

   Land and improvements               $  169,566          $     --            $     --            $  169,566
   Buildings and improvements           3,119,718              21,054                --             3,140,772
Machinery and equipment                 5,425,780             279,236                --             5,705,016
   Transportation equipment               372,129                --                  --               372,129
   Office equipment                       316,813               4,338                --               321,151
                                       ----------          ----------          ----------          ----------

                                       $9,404,006          $  304,628          $     --            $9,708,634
                                       ==========          ==========          ==========          ==========


Year ended December 31, 2004:

   Land and improvements               $  169,566          $    2,625          $     --            $  172,191
   Buildings and improvements           3,140,772               3,870           3,144,642
   Machinery and equipment              5,705,016             128,230           5,833,246
   Transportation equipment               372,129              69,008              41,616             399,521
   Office equipment                       321,151               3,329             324,480
                                       ----------          ----------          ----------          ----------

                                       $9,708,634          $  207,062          $   41,616          $9,874,080
                                       ==========          ==========          ==========          ==========

                        RADVA CORPORATION AND SUBSIDIARY

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                            ADDITIONS
                                         BALANCE             CHARGED
                                           AT                TO COST                                BALANCE
                                        BEGINNING             AND                                    AT END
     CLASSIFICATION                      OF YEAR            EXPENSES           RETIREMENTS          OF YEAR
     --------------                    ----------          ----------          -----------         ----------
Year ended December 31, 2002:

   Land and improvements               $   24,331          $       86          $     --            $   24,417
   Buildings and improvements           1,557,945             101,310                --             1,659,255
   Machinery and equipment              2,872,372             440,405                --             3,312,777
   Transportation equipment               334,550              26,779                --               361,329
   Office equipment                       258,106              23,574                --               281,680
                                       ----------          ----------          ----------          ----------

                                       $5,047,304          $  592,154          $     --            $5,639,458
                                       ==========          ==========          ==========          ==========

Year ended December 31, 2003:

   Land and improvements               $   24,417          $      146          $     --            $   24,563
   Buildings and improvements           1,659,255              98,289                --             1,757,544
   Machinery and equipment              3,312,777             402,829                --             3,715,606
   Transportation equipment               361,329               8,756                --               370,085
   Office equipment                       281,680              19,088                --               300,768
                                       ----------          ----------          ----------          ----------

                                       $5,639,458          $  529,108          $     --            $6,168,566
                                       ==========          ==========          ==========          ==========

Year ended December 31, 2004:

   Land and improvements               $   24,563          $      408          $     --            $   24,971
   Buildings and improvements           1,757,544              95,936                --             1,853,480
   Machinery and equipment              3,715,606             393,152           4,108,758
   Transportation equipment               370,085               9,465              41,616             337,934
   Office equipment                       300,768              10,273             311,041
                                       ----------          ----------          ----------          ----------

                                       $6,168,566          $  509,234          $   41,616          $6,636,184
                                       ==========          ==========          ==========          ==========

                        RADVA CORPORATION AND SUBSIDIARY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                  ADDITIONS
                                                         ---------------------------
                                        BALANCE          CHARGED             CHARGED
                                          AT                TO                 TO                                BALANCE
                                       BEGINNING         COST AND            OTHER                               AT END
   DESCRIPTION                          OF YEAR          EXPENSES           ACCOUNTS       DEDUCTIONS (A)        OF YEAR
   -----------                         --------          --------          ---------       -------------        --------
Year ended December 31, 2002:
   Allowance for doubtful
     accounts                          $ 80,678          $ 34,653          $    --            $ 58,172          $ 57,159
                                       ========          ========          =========          ========          ========


Year ended December 31, 2003:
   Allowance for doubtful
     accounts                          $ 57,159          $ 73,094          $    --            $ 17,701          $112,552
                                       ========          ========          =========          ========          ========


Year ended December 31, 2004:
   Allowance for doubtful
     accounts                          $112,552          $ 72,336          $    --            $140,593          $ 44,295
                                       ========          ========          =========          ========          ========



(A) Represents uncollactible amounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Company's directors is incorporated by reference to material contained under the heading "Election of Directors" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 26, 2005.

Information as to the Company's executive officers is set forth under the heading "Executive Officers" in ITEM 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information as to executive compensation is incorporated by reference to material contained under the headings "Cash Compensation" and "Compensation Plans" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 26, 2005.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information as to the security ownership of certain beneficial owners and management is incorporated by reference to material contained under the heading "Principal Stockholders" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 26, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions is incorporated by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement for its annual meeting of stockholders scheduled for May 26, 2005.

ITEM 14.  AUDIT FEES

The Company will pay its audit firm an estimated $60,000.00 for the 2004 audit and an estimated $3,500.00 for the 2004 tax return.

                                     PART IV

ITEM 15.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at the end of the annual period covered by this report.

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

         (11) Statement re-computation of per share earnings.

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

                                                 RADVA Corporation


Dated:                      March 18, 2005   By  /s/ Luther I. Dickens
                                               ---------------------------------
                                                 Luther I. Dickens
                                                 Chief Executive Officer and
                                                 Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:                      March 18, 2005   By /s/ Luther I. Dickens
                                               ---------------------------------
                                                Luther I. Dickens
                                                Chief Executive Officer and
                                                Chairman of the Board


Dated:                      March 18, 2005   By /s/ Rush G. Allen
                                               ---------------------------------
                                                Rush G. Allen
                                                Director

Dated:                      March 18, 2005   By /s/ J. Granger Macfarlane
                                               ---------------------------------
                                                J. Granger Macfarlane
                                                Director

Dated:                      March 18, 2005   By /s/ Stephen L. Dickens
                                               ---------------------------------
                                                Stephen L. Dickens
                                                President and Director


Dated:                      March 18, 2005   By /s/ Jonathan C. Kinney
                                               ---------------------------------
                                                Jonathan C. Kinney
                                                Director

Dated:                      March 18, 2005   By /s/ Richard W. Frizzell
                                               ---------------------------------
                                                Richard W. Frizzell
                                                Director